Form 10-Q
TERRANO CORP
filed 1995-05-23
CIK 720481

[CONFIRMING-COPY]
[FILER]
[FILE-NUMBER]       0-12516


    SECURITIES AND EXCHANGE COMMISSION

    WASHINGTON, D.C.  20549

    FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended    March 31, 1995

Commission File Number    0-12516

  Terrano Corporation
(Exact name of registrant as specified in its charter)

  Nebraska                                  47-0643468
(State of Incorporation)                              (IRS E.I.N.)

  101 Southhall Lane, Suite 210, Maitland, Florida
32751
(Address of principal executive offices)                   (ZIP Code)

  (407) 875-9991
(Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   Yes     X       No

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
 plan confirmed by a Court.   Yes             No

As of May 9, 1995, there were 6,582,815 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of fourteen (14) pages.

The index to exhibits appears on page thirteen (13).




    PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

    See attached statements following this item number.








    TERRANO CORPORATION
    Condensed Balance Sheets




March 31,
1995
  (Unaudited)


December 31,
1994




ASSETS




Current assets:




    Cash and cash equivalents
$   258,100
$       10,173


    Accounts receivable, net of allowance for doubtful accounts of $220,280 at
 March 31, 1995, and $250,000 at December 31, 1994
     1,915,734
2,166,813

    Unbilled receivables

509,689

528,372


    Other current assets
     174,516
      199,651


         Total current assets
2,858,039
2,905,009


Property, equipment and leasehold improvements, net of accumulated depreciation of $2,038,018 at March 31, 1995, and $1,939,978 at December 31,
 1994


1,239,804

1,212,969


Capitalized software development costs, net of accumulated amortization of
 $1,408,157 at March 31, 1995, and $1,273,095 at December 31,1994
1,915,859
 1,821,917

Goodwill, net of accumulated amortization of $93,460 at March 31,1995, and $54,787 at December 31, 1994

989,377
1,028,050


Other assets
       12,892
        32,171



$7,015,971
$7,000,116


LIABILITIES AND SHAREHOLDERS' EQUITY




Current liabilities:

    Borrowings under line of credit


$3,188,401
$2,788,401


    Accounts payable and accrued expenses
1,459,526
1,182,450


    Deferred revenue
1,257,768
1,452,895


    Advance billings
      341,385
     351,835


         Total current liabilities
6,247,080
5,775,581


Long-term debt
94,962
112,569


        Total liabilities
   6,342,042
  5,888,150


Common stock, $0.01 par value; authorized 20,000,000 shares, issued and outstanding 6,582,815 shares at March 31, 1995, and 5,967,815 shares at December 31, 1994


65,828


59,678


Additional paid-in capital
8,878,146
8,879,296


Deficit
(8,270,045)
(7,827,008)


         Total shareholders' equity
     673,929
  1,111,966



$7,015,971
$7,000,116





See notes to condensed financial statements.




TERRANO CORPORATION
    Condensed Statements of Operations
    (Unaudited)





Three Months Ended
                      March 31,



      1995



      1994




Operating revenues




    Computer system equipment sales and support
$ 388,033
$  915,050


    Application software licenses
838,985
738,314


    Software support and maintenance
     1,007,172
     600,806


Total operating revenues
2,234,190
2,254,170


Operating expenses:




    Cost of equipment sold
365,808
712,700


    Client services expense
724,189
462,303


    Software development costs
477,391
416,052


    Sales and marketing costs
577,173
426,312


    Joint marketing costs
0
22,487


    General and administrative expense
      455,920
      412,514


         Total operating expenses
   2,600,481
   2,452,368


Operating income (loss)
    (366,291)
     (198,198)


Other income (expense):




    Interest expense and financing costs

(78,775)
(5,560)

    Miscellaneous
2,029
  --

        Total other income (expense)
       (76,746)
        (5,560)


Net earnings (loss) before income taxes
(443,037)
(203,758)


Income taxes - current
              --
              --


    Net earnings (loss)
$  (443,037)
$  (203,758)


Net earnings (loss) per share
$        (0.07)
$        (0.04)


Weighted average number of common and common equivalent shares outstanding

    6,003,871

    5,291,938




See notes to condensed financial statements.




    TERRANO CORPORATION
    Condensed Statements of Cash Flows




Three Months Ended
                     March 31,



     1995


     1994





Cash flows from operating activities:




Net earnings (loss)
$ (443,037)
$ (203,758)


Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:






    Depreciation and amortization
271,775
197,041


    Changes in assets and liabilities:






         Accounts receivable
251,079
(584,267)



        Unbilled receivable
18,683
121,016


         Other current assets
25,135
(29,404)


         Accounts payable and accrued expenses
277,076
(31,113)


         Deferred revenues
   (195,127)
  (283,234)


        Advance billings
     (10,450)
66,303


        Other assets
       19,279
            --


              Total adjustments
   657,450
  (481,438)


    Net cash provided (used) by operating activities
   214,413
  (685,196)







Cash flows from investing activities:




    Capitalized software development costs
(229,004)
(100,710)


    Purchases of property and equipment
  (124,875)
    (52,627)


         Net cash used in investing activities
(353,879)
(153,337)







Cash flows from financing activities:




    Proceeds from line of credit
400,000
(39,000)


    Repayment of long term debt
(17,607)
    --


    Proceeds from incentive stock option exercises
       5,000
      39,540


         Net cash flows provided by financing activities

   387,393
           540


Net increase (decrease) in cash and cash equivalents
247,927
(837,993)


Cash and cash equivalents, beginning of period
      10,173
 1,100,142



Cash and cash equivalents, end of period

$  258,100

$  262,149




See notes to condensed financial statements.




    TERRANO CORPORATION
    NOTES TO CONDENSED FINANCIAL STATEMENTS
    THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994



(A) Unaudited Financial Statements:

The accompanying unaudited Condensed Balance Sheet as of March 31, 1995,
 Condensed Statements of Operations for the three month periods ended March 31, 1995 and 1994, and Condensed Statements of Cash Flows for the three month periods ended March 31, 1995 and 1994, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1995.

(B) Reporting Entity:

On January 1, 1995 the Company's wholly owned subsidiary Dynamic Healthcare
 Technologies, Inc. was merged with and into the Company.

(C) Reclassification:

Certain reclassifications have been made to the 1994 financial statements to conform to classifications used in 1995.

(D) Financing:

Principally as a result of the restated financial statements for the years ended December 31, 1992 and 1993, and the three quarters ended September 30, 1994, the Company was in technical default under the terms of the Revolving Credit and Security Agreement with First Union National Bank (the "Line of Credit"). The financial covenants under the Line of Credit required tangible net worth of not less than $2,355,000 on December 31, 1994, and require the ratio of total liabilities to tangible net worth, as of any quarter end during the term of the loan, to be no more than two to one. On
January 10, 1995, the Bank provided the Company a waiver of default to the specific conditions existing on December 31, 1994. The Company is renegotiating the financial covenants and certain other default provisions.

On March 20, 1995, the Company and the Bank entered into a letter agreement whereby the terms of payment under the Revolving Credit and Security Agreement will be modified to reflect a maturity date of April 30, 1996 in lieu of the current demand provision, subject to: (1) the closing and funding of a $1,000,000 equity or debt injection, subordinated to the Bank debt and on terms and conditions acceptable to the Bank, of existing financial covenants based upon Company-prepared projections of financial condition deemed reasonable by the Bank and tested on a quarterly basis.

On April 13, 1995, the Company executed definitive agreements for a $1,000,000 subordinated secured loan. The loan has not been funded as of this date and there is uncertainty as to when or if this loan will close.
  Additionally, the Company is working with various other third parties on alternative debt and/or equity financing arrangements.





















(E) Restatements:

During the fourth quarter of 1994, the Company recorded adjustments to prior interim periods which expensed $273,297 of previously capitalized software development costs and $68,525 of underaccrued employee benefits. Both adjustments stem from correction of errors originating in the first two quarters of 1994, the effects of which are summarized as follows (in thousands, except per share data):



                             Three Months Ended
                             (Unaudited)

    1994                March 31  June 30

    Operating Income (Loss)       $ (192)   $ (150)
    Net Earnings (Loss)              (192)     (150)
    Net Earnings (Loss Per Share)         ( .04)    ( .03)



    Operating results as restated where applicable, are summarized as follows (in thousands, except per share data):



                             Three Months Ended
                             (Unaudited)



   1994                 March 31       June 30   Sept. 30  Dec. 31

    Total Operating Revenues      $2,254         $1,401    $1,676    $1,656

    Operating Income (Loss)           (198)         (674)      (706)  (1,981)

    Net Earnings (Loss)               (204)         (691)      (737)  (2,066)

    Net Earnings (Loss) Per Share          ( .04)  ( .13)    ( .13)    ( .37)

    Shareholders' Equity                  3,298        2,652      3,133
1,112





























 Item 2. Management's discussion and analysis of financial condition and results of operations.



    MANAGEMENTS DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

The Company recorded significantly increased revenue during the first quarter
 1995 as compared with the fourth quarter of 1994 and on par with the first quarter of 1994. The increase is indicative of the Company's impetus on revenues and marks the beginning of the turnaround in direction. More notable was the mix of revenues. During the first quarter 1995, the Company had increases in both its revenue from application software, and software support and maintenance revenues while incurring a decrease in revenue from computer system equipment sales. The Company expects gross margins to increase as the expected margins from application software and services exceed that for sales of computer equipment. Although the Company reported a loss for the period, it was significantly reduced from the preceding quarter which is a further indication that the restructure plan and management's proactive re-engineering of the operations have been effective. Additionally, the Company reported "cash provided from operations" of $214,000 for the quarter ended
March 31, 1995. This is the first quarter in over a year that the Company reported positive "cash provided by operations", and represents a $900,000 increase over the results of the fourth quarter of 1994.

During the quarter ended March 31, 1994 the Company continued the restructuring plan which commenced during the fourth quarter 1994. The Company continued its investment in the laboratory product line and the preservation of the customer base. The ongoing programs as part of this planned restructuring include a reduction in staff, a revamped product quality control process, product deliveries on a timely and scheduled basis, the delivery of all outstanding customer contractual obligations, and the attainment of enhanced customer satisfaction. The plan also included complete re-engineering of the lab product line, including a decision to close the
 Lincoln, Nebraska facility, and relocation of sales, marketing, accounting, administration to Orlando, Florida, and the organization of a national support center in Orlando, Florida to support and maintain all software products of the Company.

Significant Company resources have been and will continue to be deployed and consumed in the execution of the restructure plan. The Company considers the preservation of its customer base, from which the Company has and expects to continue to derive a significant percentage of its revenues, to be a high priority toward establishing long-term stability. Management believes that the completion of this restructuring will result in increased customer satisfaction and thereby a preservation of its customer base.

During the execution of the restructure plan, the Company has continued to develop new products. The major development activities in addition to the completion of various laboratory product line commitments include, the development of Monitrax, a new anesthesia information system which uses a pen-based technology and document image solutions, an agreement with IBM Corporation to provide support and enhancements for the IBM Medical
 RecordsPlus/400 software product.   Both Monitrax and document imaging
 solutions are in their formative stages. They will need continued management involvement and capital resources to reach marketability and market penetration.

During the first quarter, the Company determined that the plan of restructure, ongoing normal operations, and continued software product development required additional financing. Upon entering into a plan for an infusion of capital, the Company advised its senior debt lender (First Union National Bank of Florida) of the Company's financing plan, and sought an amendment to its current Revolving Credit and Security Agreement. On March 20, 1995, the Company and the Bank entered into a letter agreement whereby the terms of payment under the
Revolving Credit and Security Agreement will be modified to reflect a maturity date of April 30, 1996 in lieu of the current demand provision, subject to the Company being able to accomplish: (1) the closing and funding of a $1,000,000 equity or debt injection, subordinated to the Bank debt and on terms and conditions acceptable to the Bank; and (2) the modification and expansion, on terms acceptable to the Bank, of existing financial covenants based upon Company-prepared projections of financial condition deemed reasonable by the Bank and tested on a quarterly basis. The Company executed definitive agreements for a one million dollar loan on April 13, 1995. The loan has not been funded as of this date and there is uncertainty as to when or if this loan will close. The Company continues to actively and aggressively seek financing from a number of capital markets, funds and private investors, but there is no assurance that sufficient funds will be obtained.







Quarter Ended March 31, 1995

Total operating revenues were $ 2,234,000 during the quarter which was comparable to the first quarter 1994. While revenues appear to be relatively similar, there was substantial differences in the revenue mix between periods.

Computer system equipment sales and support declined by 58% to $388,033 during the quarter. This was as a result of fewer deliveries of new LabPro 2000 laboratory information systems (LIS) during the quarter as compared to the same period in 1994. More new customers are operating the Company's systems and software on an existing IBM AS/400 in a co-resident environment with that of another vendor's software and are purchasing the computer system directly from IBM or an IBM authorized dealer. Computer system equipment sales and support will continue to be a less significant component of the Company's total operating revenue.

Application software license revenue increased by 13.6% to $839,000 as compared to the first quarter 1994. This increase was primarily caused by successful deliveries of and acceptance by customers of software products. Application software license revenues are expected to become a more significant component of the Company's total operating revenue as the Company's newer software products and solutions are brought to market. These would include Monitrax the new anesthesia information system, IBM Medical RecordsPlus/400 the document image solution, and other niche software and sub-
license revenues earned from joint marketing agreements.

Software support and maintenance revenues increased by 67.6% to $1,007,000 as compared to the first quarter of 1994. The increase is primarily related to additional Company customers who have successfully completed the installation process of their application software products and have commenced their software support and maintenance services. In addition, the software support and maintenance revenues of the acquired Dynamic Technical Resources, Inc. (DTR) are included in the first quarter of 1995 and are included in the first quarter of 1995 and are a part of this increase. The Company presently supports software products that it develops as well as software products that it sub-licenses or joint markets for and with its business partners.

Cost of equipment sold decreased by 48.7% to $366,000 during the first quarter of 1995 as compared to 1994, primarily as a direct result of a reduction in computer system equipment sales. Hardware margins declined from 22.1% during the first quarter 1995 to 5.7% during the same period in 1994. This reflects both the continued competitive marketplace for hardware and the resulting lower margins available to remarketers.

Client services expense is the Company's cost of installing, maintaining, and providing training support for its software products. It also, includes the cost of services for the Company's professional and technical consulting engagements. The costs associated with the support of software products sub-licensed and joint marketed by the Company are also included. The increase of 56.6% to $724,000 in the first quarter 1995 as compared to 1994 in client services expense is primarily comprised of two factors. First, DTR was acquired in August 1994, and the continuing client service costs have been included. Second, more significantly, staffing levels and the resulting costs and operational inefficiencies that existed in the Company's laboratory product line also contributed to this increase. This product line is undergoing a restructuring and re-engineering process that will align its operational processes, staffing levels and other costs more directly to the product line revenue. As the restructuring and re-engineering is completed, this cost will be reduced and the Company should benefit with increased margins.

Software development costs increased 14.7% during the first quarter 1995 to $477,000, or 21.4% of total revenues in 1995 compared to $416,000, or 18.5%
 of total revenues in 1994. The cost of producing software product masters subsequent to establishing technological feasibility is capitalized. All other development and research costs are expensed. Capitalized software development costs are amortized primarily using the straight line method over the five year estimated economic life of the product.


Sales and marketing expense is the Company's cost of taking its products and services to market and selling to its customers. Sales and marketing expenses increased 35.4% during the first quarter 1995 to $577,000 as compared to $426,000 in 1994. The increase is related to higher fixed operating costs as it relates to sales and marketing costs to some new market segments as a result of new software products and services. In addition, the Company is incurring added costs to change its image.

Interest expense and financing costs for the first quarter 1995 increased to $78,775 from $5,560 for the first quarter 1994. Borrowings under Lines of Credit increased by $2,488,000 from March 31, 1994 to March 31, 1995 and the Company's borrowing rate of interest increased from 6.5% at December 31, 1994 to 9.5% at December 31, 1995.

Total operating expenses decreased by more than $1,000,000 over the previous quarter. The restructuring plan begun during the fourth quarter of 1994 included aligning the Company's cost structure with its revenue base.

For the first time in over a year, the Company reported positive "cash flow from operations". This represents an increase of approximately $900,000 over the "cash used by operations" reported during the same quarter a year ago. The Company's Three Point Plan of (1) streamlining operations, (2) increasing revenues, and (3) providing better customer service is beginning to show results.




Liquidity and Capital Resources

As of March 31, 1995, the Company had cash of $258,000 and a working capital deficiency of $3,389,000. This deficiency is mitigated to some extent by the inclusion of deferred revenues of $1,258,000 and advance billings of $341,000 in current liabilities as of March 31, 1995. These balances represent cash received by the Company pursuant to contracts in advance of revenue recognition upon contract performance, and typically do not require an outlay of cash.

During the first quarter of 1995 the Company borrowed an additional $400,000 under the line of credit principally to fund $229,000 of software development, and $125,000 of property and equipment additions. In connection with the restructuring plan, the Company continues to re-engineer its laboratory product line, and to develop Monitrax and document imaging.

Deferred revenues as of March 31, 1995 decreased by $195,000 from the December 31, 1994 level and accounts receivable decreased by $251,000 over the same period. Customers under annual support agreements requested more frequent interim billing as opposed to annual billing, and management responded by implementing a policy recognizing a billable premium to accomodate these requests.

Accounts payable and accrued expenses as of March 31, 1995 increased by $277,000 over the balance on December 31, 1994 and cash increased by $248,000 over the same period. These changes result principally from a timing shift in the disbursements cycle. The Company had been paying outstanding operating expenses immediately prior to month end. Typical month end disbursements occured after March 31, 1995.

During the first quarter of 1995 the Company again obtained accomodation from its senior debt lender (the "Bank"). A waiver of default to the specific conditions existing on December 31, 1994 was received from the Bank on January 10, 1995. A letter agreement from the Bank was received on March 20, 1995 which subject to the Company obtaining qualifying equity or debt funding of $1,000,000 and meeting certain other conditions, the demand line of credit would be modified to reflect an April 30, 1996 maturity date. The
Bank also provided an additional $400,000 of funding.

The Company continues to actively and aggressively seak qualifying financing, but there is no assurance that sufficient funds will be obtained. The Company believes that this infusion is necessary during the second quarter of 1995 to ensure its current plans of operation, product research and development, and completion of the restructure plan. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations and to obtain qualifying financing.



    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    There have been no material developments in existing or pending legal proceedings involving the Company.


Item 2.  Changes in Securities

    None


Item 3.  Defaults Upon Senior Securities

    The information required by this item is incorporated by reference to Footnote D of the financial statements included in Part I herein.


Item 4.  Submission of Matters to a Vote of Securities Holders

    None


Item 5.  Other Information

    None


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 11:  Statement Regarding Computation of Per Share Earnings.

         (b)  Reports on Form 8-K:

         Item Reported                           Date of Report

         Engagement of  Special Legal Counsel              02/10/95

         Dismissal of Deloitte & Touche LLP           02/14/95

         Engagement of KPMG Peat Marwick LLP and the
           Resignation of Gary Kohler (03/02/95) From the
           Company's Board of Directors.                   03/01/95

         Revised Merger Consideration                 03/05/95

         Charles H. Altshuler, M.D. Resignation From the
           Company's Board of Directors.                   04/06/95





    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



           TERRANO CORPORATION    (Registrant)


Date               /S/MITCHEL J. LASKEY
         Mitchel J. Laskey
         President, Chief Operating Officer and Treasurer



Date                                   /S/PAUL S. GLOVER
         Paul S. Glover
         Vice President of Finance, CFO






    FORM 10-Q
    TERRANO CORPORATION
    Index to Exhibits


Description of Exhibit                           Page number

Exhibit 11:   Statement regarding computation of per share earnings
                                                           14