Form 10-Q
period 1995-06-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1995-08-10
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
             THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended June 30, 1995

Commission File Number 0-12516

  Dynamic Healthcare Technologies, Inc.
(Exact name of registrant as specified in its charter)

  Nebraska                             47-0643468
(State of Incorporation)              (IRS E.I.N.)

  101 Southhall Lane, Suite 210, Maitland, Florida      32751
(Address of principal executive offices)              (Zip Code)

  (407)875-9991
(Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or (15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.
Yes            No

As of July 31, 1995, there were 6,589,071 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of (24) twenty-four pages.

The index to exhibits appears on page (22) twenty-two.

             PART 1.     FINANCIAL INFORMATION



Item 1.     Financial Statements

            See attached statements following this item number.


                 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                      Condensed Balance Sheets

                                     June 30        December 31,
                                      1995              1994
                                   (Unaudited)



ASSETS

Current assets:

  Cash and cash equivalents       $  235,880        $    10,173

  Accounts receivable, net of
   allowance for doubtful accounts
   of $121,924 at June 30, 1995,
   and $250,000 at December 31,
   1994                            1,657,881          2,166,813

  Unbilled receivables               599,012            528,372

  Other current assets               124,861            199,651

    Total current assets           2,617,634          2,905,009

Property, equipment and leasehold
 improvements, net of accumulated
 depreciation of $1,915,050 at
 June 30, 1995, and $1,939,978
 at December 31, 1994              1,167,944          1,212,969

Capitalized software development
 costs, net of accumulated amorti-
 zation of $1,543,766 at June 30,
 1995, and $1,273,095 at December
 31, 1994                          1,998,368          1,821,917

Goodwill, net of accumulated
 amortization of $132,133 at June
 30, 1995, and $54,787 at December
 31, 1994                            950,704          1,028,050

Other assets                          29,058             32,171

                                  $6,763,708         $7,000,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Borrowings under line of credit $3,400,000         $2,788,401

  Accounts payable and accrued
   expenses                        1,237,890          1,182,450



  Deferred revenue                  1,035,110          1,452,895

  Subordinated convertible
    notes payable                     350,000              --

  Advanced billings                   246,353            351,835

    Total current liabilities       6,269,353          5,775,581

Long-term debt                         77,010            112,569

    Total liabilities               6,346,363          5,888,150

Common stock, $0.01 par value;
 authorized 20,000,000 shares,
 issued and outstanding 6,589,071
 shares at June 30, 1995, and
 5,967,815 shares at December 31,
 1994                                  65,891             59,678

Additional paid-in capital          8,883,901          8,879,296

Deficit                            (8,532,447)        (7,827,008)

    Total shareholders' equity        417,345          1,111,966

                                   $6,763,708         $7,000,116



See notes to condensed financial statements























                                 4


               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                 Condensed Statements of Operations
                            (Unaudited)


                            Three Months        Six Months
                               Ended               Ended
                              June 30,           June 30,

                         1995       1994       1995       1994



Operating revenues

  Computer system
  equipment sales
  and support      $  354,409  $  329,458  $  742,442 $1,244,508

  Application
  software licenses    707,917    436,240   1,546,902  1,174,554

  Software support
  and maintenance    1,204,974    635,313   2,212,146  1,236,119

Total operating
revenues             2,267,300  1,401,011   4,501,490  3,655,181

Operating expenses

  Cost of equipment
  sold                 293,131    276,655     658,939    989,355

  Client services
  expense              640,694    471,549   1,364,883    933,852

  Software development
  costs                437,732    435,710     915,123    851,762

  Sales and marketing
  costs                540,459    508,818   1,117,632    935,130

  Joint marketing
  costs                   --         --         --        22,487

  General and
  administrative
  expense              491,762    381,887     947,682    794,401

    Total operating
    expenses         2,403,778  2,074,619   5,004,259  4,526,987

Operating income
(loss)                (136,478)  (673,608)   (502,769)  (871,806)








Other income
(expense)

  Interest expense
  and financing
  costs                (88,848)   (17,046)   (167,623)   (22,607)

  Loss on sale of
  fixed assets         (62,283)      --       (62,283)      --

  Miscellaneous         25,207       --        27,236       --

    Total other
    income
    (expense)         (125,924)   (17,046)   (202,670)   (22,607)

Net earnings (loss)
before income taxes   (262,402)  (690,654)   (705,439)  (894,413)

Income taxes -
current                  --         --          --         --

  Net earnings
 (loss)             $ (262,402) $(690,654) $ (705,439) $(894,413)

Net earnings (loss)
per share           $     (.04) $    (.13) $     (.11) $    (.17)

Weighted average
number of common
and equivalent
shares outstanding   6,582,883   5,304,524  6,294,977   5,298,231





See notes to condensed financial statements.




                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                   Condensed Statements of Cash Flows

                                       Six Months Ended
                                           June 30,

                                   1995               1994


Cash flows from operating activities:

Net earnings (loss)            $ (705,439)        $ (894,413)

Adjustment to reconcile net
earnings (loss) to net cash
provided by operating
activities:

  Depreciation and amortization   536,805            405,774

  Book value of property
  disposed of                      88,929               --

  Changes in assets and liabilities:

    Accounts receivable           508,932           (732,476)

    Unbilled receivable           (70,640)           865,685

    Other current assets           74,790           (168,257)

    Accounts payable and
    accrued expenses               55,440           (394,389)

    Deferred revenues            (417,785)          (480,381)

    Advance billings             (105,482)           126,724

    Other assets                    3,113             46,391

      Total adjustments           674,102           (330,929)

  Net cash provided (used)
  by operating activities         (31,337)        (1,225,342)

Cash flows from investing activities:

  Capitalized software
  development costs              (447,121)          (174,870)


  Purchases of property
  and equipment                  (232,693)          (142,794)






    Net cash used in
    investing activities        (679,814)           (317,664)



Cash flows from financing activities:

  Proceeds from line
  of credit                      611,599             604,000

  Proceeds from
  subordinated convertible
  notes payable                  350,000                --

  Repayment of long term debt    (35,559)               --

  Proceeds from incentive
  stock option exercises          10,818              84,165

    Net cash flows provided
    by financing activities      936,858             688,165


Net increase (decrease) in
cash and cash equivalents        225,707            (854,841)

Cash and cash equivalents,
beginning of period               10,173           1,100,142

Cash and cash equivalents,
end of period                $   235,880          $  245,301





See notes to condensed financial statements.




             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
    THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994



(A)     Unaudited Financial Statements:

The accompanying unaudited Condensed Balance Sheet as of June 30, 1995, Condensed Statements of Operations for the three and six month periods ended June 30, 1995 and 1994, and Condensed Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three and six month period ended June 30, 1995, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1995.

(B)     Reporting Entity:

On January 1, 1995 the Company's wholly owned subsidiary Dynamic
Healthcare Technologies, Inc. was merged with and into the Company. The Company then on June 13, 1995 formally adopted
Dynamic Healthcare Technologies, Inc. as its name.

(C)     Reclassification:

Certain reclassifications have been made to the 1994 financial statements to conform to classifications used in 1995.

(D)     Subordinated Convertible Notes Payable:

As of June 30, 1995 the Company issued $350,000 of Subordinated Convertible Notes Payable (the "Notes"), in connection with a private placement transaction. The Notes bear interest at 9% percent per annum, are payable in full together with accrued interest on the earlier of (i) June 30, 1996, or (ii) on the date ten days after the closing date of a debt or equity financing by the Company resulting in gross proceeds to the Company of no less than $1,000,000, or (iii) on the expiration date of rights issued in connection with a rights offering by the Company as defined. As additional consideration to the Noteholders, detachable warrants to purchase fully paid and nonassessable voting Common Shares of the Company at $1.00 per share, exercisable for a period of five years from the date of the Notes were also provided. For each $25,000 in Note principal warrants to purchase 5,000 Common Shares were issued. In lieu of receiving funds representing the principal amount of the Notes, holders may
                                9
elect to convert the Notes into the Company's Series A Preferred Stock ("Series A Shares") at the rate of $1 per Series A Share (See also Notes E and F).

(E)     Related Party Transactions:

Thomas J. Martinson, Chairman of the Board, David M. Pomerance, Chief Executive Officer and Secretary, and Mitchel J. Laskey, President, Chief Operating Officer and Treasurer, purchased Notes equal to an aggregate amount of $250,000 and have agreed to convert such Notes into an aggregate of 250,000 Series A Shares upon effective registration of the proposed Rights Offering (See also Note F).

(F)     Financing and Subsequent Events

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

On June 13, 1995 the Company was authorized by the Board of Directors to issue 4,535,118 Shares of Series A Preferred Stock
$.01 par value ("Series A Shares"), with the following attributes:

     (1) Rank. The Series A Preferred Stock shall, with respect to dividend rights and voluntary or involuntary liquidation, winding-up, dissolution, merger and combination, rank prior to all classes of Common Stock.

     (2) Dividends. The holders of record of any outstanding shares of Series A Preferred Stock shall be entitled to cumulative dividends at the rate per share of nine (9%) percent per annum payable quarterly, on March 31, June 30, September 30 and December 31 of each year.

     (3) Liquidation Rights. Upon the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series A Preferred Stock will be entitled to receive and to be paid out of the assets of the Corporation available for distribution a liquidation distribution in cash in an amount equal to $1.00 per share plus accrued and unpaid dividends thereon to the date of such distribution.

     (4) Conversion Rights. The holders of shares of Series A Preferred Stock have the right at their option to convert such shares into shares of Common Stock of the Corporation at any time until the date five years from the date of issuance of such shares of Series A Preferred Stock at a conversion price subject to adjustment under certain conditions of $1.25 per share. The value of each share of Series A Preferred Stock for conversion purposes is $1.00 and each share would therefore be convertible into one share of Common Stock upon payment of additional consideration of $0.25. If any shares of Series A Preferred Stock are called for redemption, the conversion rights pertaining thereto will terminate at the close of business on the business day next preceding the redemption date. The Corporation shall make no payment or adjustment on account of any dividends accrued and unpaid on any shares of Series A Preferred Stock surrendered for conversion. Holders who convert their shares of Series A Preferred Stock after the record date for a dividend and before the payment date for such dividend will be entitled to the dividend as if they held their shares on the record date. No fractional shares will be issued upon conversion and, in lieu of any fractional share, an adjustment in cash will be made based on the then current market price of the Common Stock.

     (5) Redemption. The shares of the Series A Preferred Stock are not subject to redemption on or prior to, the date three years from the date of issuance of such shares. After the date three years from the date of issuance of such shares, the Series A Preferred Stock is redeemable in whole or in part, at any time at the option of the Corporation, at the following redemption prices: (i) if redeemed during the first 12-month period - $1.10 per share, and (ii) $1.00 per share thereafter, plus an amount in cash equal to all accrued and unpaid dividends thereon to the date fixed for redemption.

         If less than all of the outstanding shares of Series A
Preferred Stock are to be redeemed, the Corporation will redeem such shares on a pro rata basis. There is no mandatory redemption or sinking fund obligation with respect to the Series
A Preferred Stock.

     (6) Voting Rights. The holders of shares of the Series A Preferred Stock are not entitled to any voting rights except as required by law or as described below. In the event quarterly dividends are in arrears the holder of shares of the Series A Preferred Stock shall have the same voting rights as if such shares of Series A Preferred Stock had been converted into shares of Common Stock.

     (7) Status of Converted Stock. In case any shares of Preferred Stock shall be converted pursuant hereto, the shares so redeemed shall resume the status of authorized but unissued shares of Preferred Stock.

On June 15, 1995 the Company authorized a Private Placement of
Subordinated Convertible Notes.


On July 5, 1995 the Company received notification from the NASDAQ Review Committee that its request for temporary exemption from the NASDAQ's capital and surplus maintenance requirement was denied, and that the Company's Common Stock would be suspended from trading on the NASDAQ system. The Company is in the process of a written appeal to the NASDAQ Review Committee which includes reference to the completion of the Private Placement Offering, and the current status of the Rights Offering.

On July 11, 1995, the Company filed Form S-2 with the Securities Exchange Commission to begin the registration process of 4,535,118 Series A Shares, 4,535,118 Common Shares and 3,291,407 Rights (the "Rights Offering"). The Company is intending to issue to the holders of Common Stock in the ratio of one Right to purchase one (1) Series A Share for $1.00 per share for every two
(2) shares of Common Stock held as of the record date to be defined. Each Right also carries the right to subscribe for an unlimited number of Series A Shares that are not otherwise purchased pursuant to the exercise of Rights up to the total number of rights issued plus, at the Company's option, up to an additional 493,711 Series A Shares. The Rights are intended to be evidenced by transferable certificates.

On July 31, 1995 the Company announced the closing of the Private Placement Offering issuing $775,000 of Subordinated Convertible Notes (See also Note D). Management expects all of the Notes to be converted into an aggregate of 775,000 Series A Shares upon effective registration of the proposed Rights Offering.

(G)     Restatements:

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


                       Three Months Ended
                       (Unaudited)

   1994                March 31    June 30


   Operating Income
    (Loss)             $(192)      $(150)
   Net Earnings
    (Loss)              (192)       (150)
   Net Earnings
    (Loss Per Share)    (.04)       (.03)


   Operating results as restated where applicable, are summarized as follows (in thousands, except per share data):



                       Three Months Ended
                       (Unaudited)

   1994                March 31    June 30    Sept 30    Dec 31



   Total Operating
    Revenues           $ 2,254      $1,401     $1,676     $1,656
   Operating Income
    (Loss)                (198)       (674)      (706)    (1,981)
   Net Earnings (Loss)    (204)       (691)      (737)    (2,066)
   Net Earnings (Loss)
    Per Share             (.04)       (.13)      (.13)      (.37)
   Shareholders' Equity  3,298       2,652      3,133      1,112




Item 2. Management's discussion and analysis of financial condition and results of operations.



              MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Dynamic Healthcare Technologies, Inc. (the "Company") reported revenues during the second quarter of 1995 of $2,267,000 representing the highest quarterly revenue in the last seven quarters. Management continues the Company's strategic shift in focus from the sale of computer equipment to software application licenses, support, maintenance and other service revenues, where higher margins are expected. As of June 30, 1995 the Company was billing annualized recurring contract revenues for maintenance and support services in excess of $4.1 million.

The Company also reported completion of its restructuring plan adopted during the fourth quarter of 1994. The restructuring consolidated resources in Florida, opened a national customer support center and reduced the Company's labor costs through elimination of duplicate job functions.

During the execution of the restructure plan, the Company has continued to develop new products. The major development activities in addition to the completion of various laboratory product line commitments include, the continued development of Monitrax, a new anesthesia information system which uses a pen-based technology and document image solutions, an agreement with IBM Corporation to provide support and enhancements for the IBM Medical RecordsPlus/400 software product. Both Monitrax and document imaging solutions are in their formative stages. They will need continued management involvement and capital resources to reach marketability and market penetration.

In connection with continuing to fund new product development efforts, to provide additional working capital and to expand the Company's opportunities for growth through acquisitions, among other objectives, the Company began a Refinancing Plan (the "Plan"), during the second quarter. On July 31, 1995 the Company closed a Private Placement transaction as completion of Phase One of the Plan. Through the issuance of Subordinated Convertible Notes (the "Notes"), the Company raised $775,000 of funding. Management expects all of the Notes to be converted into equity in connection with a proposed Rights Offering, and has received representations to that effect from the Noteholders.

As part of the Plan, the Company authorized 4,535,118 Series A
Convertible Preferred Shares to be issued in connection with a

Rights Offering and upon conversion of the Notes.  The Rights
Offering is currently in the registration process and is expected to be effective in September 1995.

Together with its new Dynamic name and the Refinancing Plan begun during the second quarter, the Company continues with the same focus. The Company will continue to implement its three point plan to (1) streamline operations (2) reduce expenses, and (3) increase revenues begun in the fourth quarter of 1994.



Results of Operations

During the quarter ended June 30, 1995 the Company recorded revenues of $2,267,000 representing a 61% increase over revenues of $1,401,000 reported for the same period a year ago. Support, maintenance and other revenues increased by $1,236,000, representing a 79% growth over similar revenues reported for the same period in 1994. Application software license revenues reported for the six months ended June 30, 1995 also increased by more than 31% over those reported for the same period a year ago.

As evidence of the Company's strategic shift in focus from the sale of computer equipment to software and services, revenues from computer equipment for the six months ended June 30, 1995 decreased by over $502,000 as compared to those reported for the same period in 1994. This decline that was more than offset by the increase in support, maintenance and other revenues. As of June 30, 1995, the Company was billing annualized recurring contract revenues for maintenance and support services in excess of $4.1 million.

The margin on computer system equipment sales and support improved to 17% during the quarter, up from 6% the previous quarter. Management has improved focus on what hardware product offerings the Company will market in connection with streamlining operations. Despite this shift in revenue base, such revenues increased by 7.5% during the second quarter of 1995 over similar revenues for the prior quarter.

Client services expense is the Company's cost of installing, maintaining, and providing training support for its software products. It also, includes the cost of services for the Company's professional and technical consulting engagements, and the costs associated with the support of software products sub-licensed and joint marketed by the Company. The increase of 35.9% to $640,694 in the second quarter 1995 as compared to 1994 in client services expense is primarily comprised of two factors.
First, Dynamic Technical Resources ("DTR"), was acquired in
August 1994, and the continuing client service costs have been included. Second, and more significantly, staffing levels and the resulting costs and operational inefficiencies that existed in the Company's laboratory product line also contributed to this increase. This product line was restructured and the re-engineered process will align its operational processes, staffing levels and other costs more directly to the product line revenue.
As a result, this cost will be reduced and the Company should benefit with increased margins. Client services expense during the second quarter declined by 11.5% or $83,495 relative to the first quarter of 1995.

Software development costs decreased by approximately $40,000 during the second quarter of 1995 from the same costs of the preceeding quarter. The Company continues capitalization of Monitrax and the Company's imaging product.

Sales and marketing expense is the Company's cost of taking its products and services to market and selling to its customers.
Sales and marketing expenses decreased by $37,000 during the second quarter 1995 to $540,000 as compared to $577,000 for the first quarter of 1995. Although higher fixed operating costs related to penetrating new market segments exist as a result of new software products and services, the Company has centralized its selling efforts and created some efficiencies.

General and administrative expenses increased to $492,000 for the second quarter 1995 relative to $456,000 for the first quarter of 1995 and $381,887 for the second quarter 1994. An increase in legal expenses and in depreciation and amortization, as a result of the purchase accounting treatment given the merger with DTR in August of 1994, are the primary factors.

Interest expense and financing costs for the second quarter 1995 increased to $89,000 from $79,000 during the first quarter 1995 and $17,046 during the second quarter 1994. Borrowings under the Line of Credit increased by $212,000 during the second quarter to a level $2,057,000 higher than one year earlier. Additionally, the Company's borrowing rate increased from 6.5% at December 31, 1994 to 10% at June 30, 1995.

During the second quarter 1995 the Company closed the Lincoln, Nebraska office disposing of property with a book value of $89,000 and recorded a loss on disposition of $62,000.
Additionally, the Company resolved outstanding customer issues resulting in approximately $25,000 of other income.



Financial Condition, Liquidity and Capital Resources

As of June 30, 1995, the Company had cash of $236,000 and a working capital deficiency of $3,652,000. This deficiency is mitigated to some extent by the inclusion of deferred revenues of $1,035,000 and advance billings of $246,000 in current liabilities as of June 30, 1995. These balances represent cash received by the Company pursuant to contracts in advance of
                               16
revenue recognition upon contract performance, and typically do not require an outlay of cash. Additionally, $350,000 of Subordinated Convertible Notes Payable included in current liabilities are expected to be converted to equity upon effective registration of the proposed Rights Offering anticipated in September of 1995.

During the second quarter of 1995 the Company borrowed an additional $212,000 under the Line of Credit and $350,000 of Subordinated Convertible Notes principally to fund $218,000 of software development, $108,000 of property and equipment purchases and to provide necessary working capital. Although, operations used $31,000 of funds during the six months ended June 30, 1995 this represents in excess of $1,194,000 improvement over the same period one year ago.

Deferred revenues as of June 30, 1995 decreased by $417,785 from the December 31, 1994 level and accounts receivable decreased by $509,000 over the same period. Customers under annual support agreements requested more frequent interim billing as opposed to annual billing, and management responded by implementing a policy recognizing a billable premium to accomodate these requests.

The Company began the second quarter 1995 actively seeking "qualifying financing" to satisfy the conditions necessary to obtain modification to the demand provision of the Bank Line of Credit. Infusion of qualifying financing and meeting certain other provisions would extend the demand line of credit to reflect an April 30, 1996 maturity date. The Company was also looking to cure a capital and surplus maintenance deficiency with the NASD in order to preserve NASDAQ trading status. Although the Company secured commitments to "qualifying financings", the Company's Board of Directors began a Refinancing Plan (the "Plan"), as an alternative to those proposed.

Subsequent to adoption of the Plan the NASDAQ Review Committee denied the Company's request for temporary exemption and the Company was delisted. The Company has appealed this decision referencing the completion of the Private Placement Offering and the current status of the Rights Offering. The Plan, in addition to obtaining an extended maturity on the bank financing and restoring compliance with the NASDAQ's maintenance requirement, provides additional working capital for expansion.

Phase One of the Plan was a Private Placement of Subordinated Convertible Debt issue and Phase Two is a Rights Offering to existing shareholders. Phase One was designed to infuse necessary working capital on an interim basis until Phase Two could be implemented, and to demonstrate a commitment to the NASDAQ Review Committee. Phase Two was designed to raise additional funding to grow the business upon terms more favorable to existing shareholders than the proposed financings, and to allow existing shareholders to participate in the offering.

As of June 30, 1995 the Company issued $350,000 of Subordinated Convertible Notes in connection with the Private Placement, and subsequently on July 31, 1995, closed Phase One issuing $775,000 of Notes. The Company began the registration process of the proposed Rights Offering during the quarter and Form S-2 was initially filed with the Securities and Exchange Commission on July 11, 1995.

Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations and to obtain qualifying financing.

                 PART II.     OTHER INFORMATION



Item 1.  Legal Proceedings

         There have been no material developments in existing or pending legal proceedings involving the Company.


Item 2.  Changes in Securities

         The information required by this item is incorporated by reference to Footnote F of the financial statements included in Part I herein.


Item 3.  Defaults Upon Senior Securities

         The information required by this item is incorporated by reference to Footnote F of the financial statements included in Part I herein.


Item 4.  Submission of Matters to a Vote of Securities Holders

         The Company's Annual Meeting of Shareholders was held on
         June 13, 1995, in Maitland, Florida. Five directors were re-elected to the Company's Board. A listing of those directors follows:

         Name and Principal Occupation   Number of Votes Received

         Jerry L. Carson
         Executive Vice President, CFO
         Evans Enterprises                       3,355,731

         Kenneth C. Coon
         President and CEO
         Acceptance Insurance Companies,
          Inc.                                   3,355,731

         Mitchel J. Laskey
         President and COO
         Dynamic Healthcare Technologies,
          Inc.                                   3,355,731

         Thomas J. Martinson
         President
         Martinson & Company, Ltd.               3,355,731

         David M. Pomerance
         CEO
         Dynamic Healthcare Technologies,
          Inc.                 19                3,355,731

         The Company's shareholders also approved changing the Company's name from Terrano Corporation to Dynamic
         Healthcare Technologies, Inc. by a vote of 3,352,881 to 18,982 with 2,727 votes abstaining.

         A proposal to engage KPMG Peat Marwick, LLP, as the Company's independent public accountants for the fiscal year ending December 31, 1995 passed by a vote of 2,828,897 to 540,793 with 4,000 votes abstaining.

         A proposal to amend the 1993 Incentive Stock Option Plan to increase to a total of 600,000 shares issuable pursuant to the terms set forth therein passed by a vote of 2,727,072 to 609,002 with 38,516 votes abstaining.

         A proposal to ratify and confirm the Board of Directors issuance of stock options upon commencement of employment of Messrs. Laskey and Pomerance passed by a vote of 2,724,127 to 617,582 with 32,881 votes abstaining.

         A proposal to amend the existing Stock Option Plan for directors and management employees (the "D & M Plan") to conform the terms of exercise to 40% upon grant plus 20% per year for each of three years thereafter and to provide for early vesting upon death for all future options granted under the D & M Plan passed by a vote of 2,708,027 to 637,935 with 28,628 votes abstaining.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11: Statement Regarding Computation of
                          Per Share Earnings.

         (b)  Reports on Form 8-K:

              Item Reported                     Date of Report

              Charles H. Altshuler, M.D.
              Resignation From the Company's
              Board of Directors                04/06/95

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            (Registrant)




Date    August 10, 1995     /S/MITCHEL J. LASKEY
                            Mitchel J. Laskey
                            President, Chief Operating Officer
                            and Treasurer



Date    August 10, 1995     /S/PAUL S. GLOVER
                            Paul S. Glover
                            Vice President of Finance, CFO

                             FORM 10-Q
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                        Index to Exhibits



Description of Exhibit                           Page Number

Exhibit 11:  Statement regarding computation
             of per share earnings                    23

Exhibit 27:  Financial Data Schedule                  25


                           FORM 10-Q
             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                          Exhibit 11


  Computation of Weighted Average Number of Shares Outstanding
                      Per Share Earnings



                    Three Months             Six Months
                    Ended June 30,           Ended June 30
                    (Unaudited)              (Unaudited)

                    1995         1994        1995        1994



Earnings (loss) available for common shareholders:

  Net earnings
  (loss)           $(262,402)   $(690,654)  $(705,439) $(894,413)



Weighted average number of common shares outstanding and earnings per share:

Primary:

  Weighted average
   number of common
   shares
   outstanding     6,582,883    5,304,524   6,294,977  5,298,231

  Dilutive effect
   of options and
   warrants using
   treasury stock
   method              --           --         --           --

  Weighted average
   number of common
   and common
   equivalent shares
   outstanding     6,582,883    5,304,524   6,294,977  5,298,231


Earnings (loss)
 per share -
 primary          $     (.04) $      (.13) $     (.11) $    (.17)








Fully diluted:

  Weighted average
   number of common
   shares out-
   standing        6,582,883   5,304,524   6,294,977    5,298,231

  Dilutive effect
   of options and
   warrants using
   treasury stock
   method              --          --           --          --


  Weighted average
   number of common
   and common
   equivalent shares
   outstanding assuming
   full dilution   6,582,883   5,304,524   6,294,977   5,298,231


Earnings (loss)
  per share -
  fully diluted $      (.04) $     (.13)  $     (.11) $     (.17)


