Form 10-K/A
period 1994-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1995-09-07
CIK 720481

FORM 10-KA
           SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549



(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended     December 31, 1994     or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _____________to______________

Commission File Number      0-12516


 Dynamic Healthcare Technologies, Inc.
(Exact name of registrant as specified in its charter)

 Nebraska                                   47-0643468
(State of Incorporation)                   (IRS E.I.N.)

 101 Southhall Lane, Suite 210, Maitland, Florida   32779
Address of principal executive offices)             (ZIP Code)

 (407) 875-9991
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock
(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (     )

The aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices as of March 31, 1995, was $5,087,700. A total of 5,251,819 shares of the Company's common stock were held by persons and entities believed to be non-affiliated on March 31, 1995, and the closing bids and ask prices of the Company's common stock on this date were $.8750 and $1.0625, respectively.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.
Yes  ____    No  ____


As of March 31, 1995, there were 6,582,815 shares outstanding of the issuer's only class of common stock.

This report consists of sixty-two (62) pages.

The index to exhibits appears on page twenty-three (23).


Documents Incorporated by Reference

(1) Portions of the definitive proxy statement for the Company's 1995 Annual Meeting of Shareholders, to be filed within 120 days of the end of the Company's fiscal year covered by this report, pursuant to General Instruction G(3) to Form 10-K.




























                            FORM 10-KA
               DYNAMIC HEALTHCARE TECHNOLOGIES, Inc.

                             PART I


Item 1.  Business

Company Background

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company"), was incorporated in 1977 in California as a computer software consulting firm providing comprehensive services to the healthcare industry. During the early 1980's, the Company moved its operations to Nebraska, realigned its strategy and began the development of proprietary computer information systems for the medical industry. Its first product, a stand-alone module of a total hospital information system, was sold in 1982 under the name ILS-5 Clinical Laboratory Information System. The ILS-5 operated on the Prime Computer, Inc. ("Prime") 50-series hardware platform.

The Company's initial public stock offering of 750,000 common shares was completed in 1983. The Company's net proceeds in this offering were approximately $2.9 million. In attempting to develop a total hospital information system, the Company's working capital was depleted, requiring it to seek federal bankruptcy protection in 1985. During 1986, the Company reorganized its operations while operating as a debtor in possession under Chapter 11 of the Bankruptcy Code. During this period, the Company changed its product focus to the marketing and further enhancement of the ILS-5 laboratory system. The Company's reorganization plan was approved and fully implemented by the end of 1986, and all claims against the Company were fully satisfied by the end of 1987.

In 1988 the Company began development of its ILS-5 product now known as LabPro 2000 (LabPro) operating on the IBM AS/400 computer platform. In 1990, the ILS-5 became one of the first laboratory systems operational on the AS/400 platform. The Company currently has one hundred and ten ILS-5 client sites in thirty-three states. Fifty-one of these clients operate on the Prime 50-series hardware platform and fifty-nine operate on the IBM AS/400 hardware platform.

The Company sold 350,000 shares of its common stock in a second public offering in December 1991. The Company's net proceeds in this sale were approximately $1 million. As part of the offering, the Company also granted an option to the Underwriters to purchase an additional 100,000 shares of common stock at the public offering price to cover over-allotments. This option was exercised in January 1992 and resulted in additional net proceeds to the Company of approximately $290,000.

Prime announced during 1992 that it would discontinue its operations, including the production and sales of the 50-series computer systems and that ComputerVision Corporation, the successor company to Prime, would provide hardware warranty and maintenance services to all 50-series system users. As a direct result of this announcement, the Company recorded a one time charge of $2,000,000 in 1992. The Company continues to provide support services to all its Prime based ILS-5 clients and has developed plans to migrate these clients' ILS-5 systems to the IBM AS/400 platform. In February 1995, all Prime clients were notified by the Company that support services would terminate on July 31, 1996. Management expects to obtain ongoing revenues from this customer base from migration sales and continued support services and to obtain operational cost efficiencies from limiting support platforms. As such, the discontinuance of support services to Prime based ILS-5 clients is not expected to have significant detrimental impact on future operations. On August 23,
1994, the Company, through its newly formed wholly-owned subsidiary (then Dynamic Healthcare Technologies, Inc.), acquired Dynamic Technical Resources, Inc. (DTR). The transaction was consummated by acquiring all the outstanding common stock of DTR in exchange for approximately 600,000 common shares of the Company. The acquisition was accounted for using the purchase method. DTR's primary business was professional and technical consulting, support and maintenance services, document imaging solutions and niche software products. As a result of the merger, the Company services a total of approximately 200 customers.

At the commencement of the third quarter 1994, the Company appointed a prior outside director of the Company as the new Chief Executive Officer (CEO). Upon completion of the merger with DTR, the former management of DTR and the Company's newly appointed CEO comprised the "new management".

This "new management", during their preliminary review of the Company's operations, internal controls and financial accounting, discovered what was initially believed to be misapplication and errors in the application of generally accepted accounting principles in the Company's method of recognizing income in its previously issued financial statements. This information was promptly communicated to the audit committee of the Board of Directors, who acted to authorize an independent internal investigation. As a result of the completion of the investigation, and concurrence by the Company's then current auditors, Deloitte & Touche LLP, the previously issued financial statements for the years ended December 31, 1992 and 1993 required restatement. In addition, the interim previously reported financial statements for the quarterly periods ended March 31, June 30, and September 30, 1994 required restatement. The Company has filed an amended Form 10-KA for December 31, 1993 to restate the financial statements for the years ended December 31, 1992 and 1993. In addition, the Company filed amended Forms 10-QA that includes the restated financial statements for the quarterly periods ended March 31, June 30, and September 30, 1994. The restatements were filed with the Securities and Exchange Commission in January 1995.

As a result of the material nature of the changes reflected in the restated financial statements, information learned during the restatement process, and subsequent discoveries by the Company's current management of inaccurate statements reported in the Company's previously issued annual reports and Management's
Discussion and Analysis sections of Forms 10-Q and 10-K, the Company engaged special legal counsel to further the internal investigation and to assist management in preparing a detailed plan of action. The recommendations of the special counsel, which were ratified by the Company's Board of Directors, were to dismiss the auditors Deloitte & Touche LLP, appoint new auditors and to resolve any outstanding issues with the DTR shareholders arising from the change in valuation utilized for the acquisition, as a result of the restated financial statements.
Additionally, each individual that served in a management capacity and a significant number of other individuals employed prior to the acquisition of DTR no longer are employed by the Company. This prompted the Board to relocate the Company's headquarters to Florida (the domicile of DTR) and to rely heavily on the operational support systems of the former DTR to avoid business disruptions between the Company, its customers and suppliers. The Company foresees that it will be placing continued reliance upon the operational support systems of the former DTR to maintain customer and supplier relationships and avoid business disruptions. The Company will pursue any and all recoveries available to the Company as a result of improprieties that may have been perpetrated by members of prior management and the prior auditors.

During March 1995, the Company issued 610,000 shares of common stock as an adjustment to the consideration and purchase price as it relates to the merger with DTR. This issuance represents full settlement of all issues with the DTR shareholders as a result of valuation utilized for the acquisition and the restatement of financial statements. The DTR shareholders represent the core executive management of the Company. The Company received a general release from the DTR shareholders.

The Market

The Company participates in a variety of markets within the healthcare information systems industry. The primary segments in which the Company participates include, laboratory information systems, document imaging solutions, anesthesia information systems, professional and technical consulting, support and maintenance services, and niche software products.

The Company's research shows that the current annual market for healthcare information systems is $ 7.6 billion. Of this, $ 5 billion is sold to hospitals, $ 800 million to physicians' clinics, $ 800 million to managed care organizations and $ 1 billion to the federal government. It is predicted that this market will reach $ 15 billion per year by the turn of the century. Major changes taking place in the healthcare delivery system are also dramatically changing and expanding information systems technology. The emerging healthcare information infrastructure will be a composite of information technologies in a variety of multi-vendor environments.

A typical community hospital, clinic, or ancillary service center of the past has now become a part of a large and diverse regional network. Fully capitated managed care, which the Company believes to be the predominant form of healthcare reimbursement in the future, is forcing the healthcare infrastructure to adopt vertically integrated delivery systems. These new and complex organizations allow providers to share resources and work together to achieve more efficient methods of delivering care. The marketing focus of these new organizations is to "capture" their patients at birth and offer them a lifetime of health services. Their information systems must span hospital divisions, managed care business lines, physician group practices, ancillary departments, and in many cases, a variety of payer organizations. Emerging from these massive changes is an estimated $ 15 billion per year market for software, services, and systems integration oriented to "patient centered computing" according to market research reports.

Products and Services

The Company's product and services strategy is to provide its clients with the hardware platforms, software products, technologies and services that leverage their investment in existing systems, and to quickly bring to market, solutions that support their new and diverse environments and business strategies.

Clinical Products Include:

LabPro 2000 Clinical Laboratory Information System ("LabPro" formerly "ILS-5"). LabPro, developed by the Company, provides an integrated information system for use in the clinical laboratory. It provides support for diagnostic and therapeutic decision making with an emphasis on flexibility. Introduced in 1982, the system was designed to enhance a laboratory's capabilities throughout the entire process of ordering and testing, and producing patient and management reports. LabPro is currently serving 110 private and hospital laboratories, and addresses the unique needs and concerns of each laboratory. Many sections and functions of the laboratory are addressed with result-oriented, cost effective solutions. As new services and special information needs arise, LabPro can be tailored to meet these changing needs by use of modular software and user definable parameters. The system can, in many situations, be fully integrated with current laboratory workflow to produce improved information handling and enhance decision making. It enables the laboratory to increase staff productivity, improve the efficiency and quality of patient care, monitor and control the flow of specimens through the laboratory, access necessary information when needed, interface to automated laboratory instruments and other information systems ensuring integrity of information throughout the institution, and complies with pertinent internal and external regulation.

The Company releases and installs new enhancements periodically.
LabPro has been installed in small rural community hospitals and large urban medical centers, as well as private reference laboratories, hospital-based reference laboratories, networked multi-hospital sites, and group practice clinics.
The key to optimal functionality in the laboratory is information generating and collecting accurate information and accessing that information to reach conclusions and make decisions. To help reach optimal functionality, LabPro processes information through each of the following system functions:

     *  Admissions, Discharge, Transfer, and Patient Demographics
     *  Order Entry
     *  Bar Coding and Collection System
     *  Result Entry
     *  Section Management
     *  Quality Control
     *  Workload Testing Volume
     *  Results Inquiry and Reporting
     *  Continuous Quality Improvement Management

In addition to the core system, the Company provides various specialty software modules to complement LabPro. These modules may be incorporated into the system as the needs of the laboratory grow and change. Some of these optional modules are:

Laboratory Management:

     * Generates monthly and annual billable test volumes, determines workstation and section statistics, provides revenue management
     * Provides performance statistics to evaluate laboratory efficiency
     *  Monitors periodic fluctuations in patient admissions
     * Tracks physician activity and priority usage of laboratory services
     *  Captures personnel productivity and turnaround statistics

Advanced Microbiology:

     * On-line workstation for culture identification and processing
     * User-defined sensitivity panels and dosage interpretation schemes
     *  Epidemiology functions to track infection trends
     *  Data capture and manipulation for infection control
     *  Specialized patient report formats

Transfusion Service Manager:

     *  Integrated use of bar coding
     *  Blood product inventory control system
     *  On-line storage of patient blood bank histories
     * User defined formats for transfusion labels and product tags
     *  Production of management and quality assurance statistics
     *  Complete regulatory compliance

Anatomic Surgical Information Retrieval System (ANSIRS):

     *  Optical disk archival storage and WordPerfect integration
     *  Workflow orientation
     * GYN QA reports to monitor screening statistics and specimen quality
     * On-line case review and sign off, clinical result inquiry and complete patient history
     *  Tracking and reporting to Tumor Registry
     *  Diagnoses correlation through extensive QA reporting

Systems are installed by the Company's internal team of medical technologists using customized installation plans. They provide the laboratory with comprehensive training and documentation to ensure efficient utilization of all products purchased. Once the system is fully installed, the Company's National Support Center provides seven day, twenty-four hour telephone and on-line support and remote diagnostics.

Monitrax (TM)  (Anesthesia Information System):

The Company is in the final stages of the development cycle, Beta-site version (test site) with respect to a new product offering. This new product "Monitrax" is a computerized point-of-care system developed in cooperation with anesthesiologists, nurses and clinicians. It is pen-based, which means entry of information is made with a pen connected to a small, lightweight, character recognition pad. Precious space is saved in the OR anesthesia area by using this technology. Every surgical case produces large quantities of information that can be used to make patient care decisions during the perioperative process, as well as during the remainder of the patient's stay. Monitrax puts all that information at the fingertips of the clinician. Monitrax operates in a personal computer, local area network (PC-LAN) environment.

The Company introduced Monitrax at the American Society of Anesthesiologists conference in October 1994. Monitrax is a joint development effort by the Company and Bridger Systems, Inc. (Bridger) of Bozeman, MT, who designed and manufactured the specialized pen-based software tool set, and who has licensed the Company to the use of certain software.

The Company will pay royalty fees to Bridger upon the licensing of Monitrax to the Company's customers. Additionally, the Company has an option to acquire the Monitrax software from Bridger upon the occurrence of certain events.

Image Solutions (IBM Medical RecordsPlus/400):

The Company entered into an agreement with IBM Corporation to provide customer maintenance, support, and program product enhancements to the IBM Medical RecordsPlus/400 document imaging software product. The Company is responsible for providing defect maintenance, support and product enhancements, and offers customers a wide range of additional services including telephone and remote diagnostic assistance, problem resolution, implementation, training and consulting services. IBM continues to maintain ownership and market the product subject to paying licensing fees to the Company. The Company also markets the product under the terms of its "National Solution Provider" Business Partner agreement with IBM.

The average hospital stay often results in 100 pages of chart information. A 400-bed hospital can generate more than 15,000 pages of information every day and these records are often retained 35 years.

Paper records take up valuable space that could be devoted to new services. In fact, many hospitals and clinics now rent warehouse space to store records, which means added operations and personnel costs. It also means retrieval delays, a frustrated staff and reduced productivity.

The Company offers an advanced management solution with Medical
RecordsPlus/400. Based on IBM's ImagePlus (TM) image processing system, this system gets its information from scanned or faxed documents - or directly from existing hospital systems.

With the IBM Applications System/400 (TM) as host, Medical
RecordsPlus/400 provides easy records access to physicians, medical records personnel, nurses, pharmacists and claims processors.

Dynamic Decision Support (DDS):

The Company, through the merger with DTR, acquired (by exclusive license) the software assets of InforMED, Inc. The software operates on the IBM AS/400 hardware. The applications were designed specifically for the health industry and are currently installed and operating at hospitals interfaced to various hospital information system vendor systems. The Company will pay InforMED licensing fees until a certain ceiling has been paid. Such fees shall be paid as a percent of license revenues received by the Company and shall continue until the earlier of the fourth
(4th) anniversary of the agreement or the payment of the aggregate amount.

DDS Applications Include:

Dynamic General Ledger communicates with existing patient accounting, accounts payable and payroll systems. Flexible in design, Dynamic General Ledger accommodates any number of entities, maintains up to five years of historical data at a summary level, and provides consolidated reporting.

Dynamic Budgeting and Forecasting System allows users to prepare and maintain up to five different budget scenarios for the current year, and up to five future years. The Revenue
Forecasting Module (RFM) allows hospitals to forecast patient utilization statistics and gross revenues. Historical data is maintained for up to five prior years and is used to predict future patient utilization statistics. An executive summary allows managers to focus on the top revenue producing services in each department.

The Dynamic Expense Forecasting Module (EFM) is used to develop budgets for hospital expenses based on the patient utilization data computed using the RFM.

Standard Cost Accounting System allows hospitals to prepare and maintain cost information by product (treatment profile) and by service item/procedure. Cost data for individual service items can be developed using engineered standards relative value units (RVU's) or micro costing techniques. Additionally, Cost Accounting provides a patient care unit (PCU) based "Executive Level" costing function which allows managers to focus on the key elements of cost while grouping miscellaneous items into a single summary line.

Productivity Management System is used to query and report payroll and labor cost information.

Major Suppliers

LabPro can be operated on two hardware platforms: the IBM AS/400 line of mid-range computer systems and the Prime 50-Series family of super minicomputers. The Prime based LabPro was introduced in 1982 and the IBM AS/400 based LabPro has been available since 1989. During 1992, Prime announced that it was discontinuing its operations including the production and sale of the 50-Series hardware platform. Hardware warranty and maintenance services for the 50-Series machines are now being provided by ComputerVision Corporation, the successor company to Prime. The Company continues to provide software support services to its Prime based LabPro clients while it carries out its plan to provide a cost effective conversion option for those clients' systems to the Company's IBM AS/400 platform on or before July 31, 1996.

The Company no longer actively markets Prime based LabPro systems, and plans to completely abandon this platform once all its Prime clients have converted to the AS/400 platform. During the fourth quarter of 1992, the Company recorded a $2 million provision for estimated losses and write-downs associated with the discontinuance of this product line.

The Company primarily offers its LabPro and Image Product Solutions on the IBM AS/400. IBM provides direct hardware maintenance for the AS/400 system. The AS/400 provides the Company's clients with flexibility and growth opportunities through fully compatible upgrades. If IBM's AS/400 products should become unavailable, the Company's business would be adversely affected. Other product solutions of the Company operate on IBM Compatible Personal Computers (PC). These PC's can be purchased from a variety of vendors.

The Company maintains only a minimal amount of computer equipment inventory since equipment configurations of systems sold by the Company vary from client to client and delivery schedules from its vendors are typically 60 days or less from the date of order.

Sources of Revenue

Hardware - Computer system equipment sales and support accounted for 26.8% of total operating revenues during 1994 as compared to 40.9% and 41.1% during 1993 and 1992, respectively. Customers may purchase equipment from the Company or directly from the equipment manufacturer. The Company is an IBM "National Solution Provider" business partner and as such is an authorized remarketer of the IBM AS/400 hardware components. In addition, the Company is an authorized remarketer of personal computer equipment for IBM, Hewlett Packard, Compaq and others. Computer system equipment purchases occur in connection with new system sales and when existing clients upgrade and/or add to their existing hardware configurations. The Company also received hardware support revenue from one of its vendors in 1994, 1993 and 1992 for providing hardware troubleshooting services to some of its clients.

Application Software - Application software license revenues accounted for 26.5% of total operating revenues during 1994 as compared to 36.9% and 36.5% during 1993 and 1992, respectively. Software license and sub-license revenues occur with new system sales and when existing clients add application software products to their existing systems. The Company directly licenses a variety of software product offerings which are solely owned by the Company. Additionally, the Company sub-licenses software product offerings subject to joint marketing agreements and sub-licensing agreements which are owned by others.

Maintenance and Support - Software support and maintenance services accounted for 46.7% of total operating revenues during 1994 as compared to 22.2% and 19.4% in 1993 and 1992, respectively. Software support and maintenance service revenues are derived from the Company's customers who contract for these services. The Company offers software support and maintenance services for the software products that it licenses and sub-licenses to customers, as well as to customers of certain other healthcare information system companies in which the Company has the specific software/hardware, application knowledge, and available and trained resources. In most instances, these services commence at the time or the customer installs the software products or has placed them in a production environment. The contracts may include continuous (24) hour seven (7) day a week telephone and dial up modem remote diagnostic support or some lesser specified level of service. Customers may, in certain instances, contract to receive periodic updates and enhancements to the licensed software products.

Joint Marketing and Sub-License Agreements - The Company believes that its ability to sell information systems solutions and services to healthcare institutions is enhanced by forming alliances with other healthcare information system vendors which offer products, solutions and services complimentary to those of the Company. Examples of these types of products might be information systems for other ancillary departments within the hospital such as pharmacy, medical records or nursing. They also include large hospital information system products that do not offer a fully featured laboratory system product, a document imaging solution or anesthesia information system.

Joint Marketing Costs accounted for .2% of total operating expenses during 1994 as compared to 3.7% and 0% during 1993 and 1992, respectively. The Company entered into the first agreement of this type with GTE Health Systems, Inc. (GTEHS) in 1992 to market the Company's LabPro System to current and prospective GTEHS clients. The Company's second agreement of this type was entered into with IBAX (TM) Healthcare Systems during 1993 to market the Company's LabPro system to current and prospective IBAX Series 3000 and 4000 system clients. The Company entered into a third agreement of this type during March 1994 with First Coast Systems, Inc. (FCS) to market the Company's LabPro System to FCS's current and prospective APACS Hospital Information System clients. All of these companies', hospital information systems operate on the IBM AS/400. During 1994, GTEHS was acquired by Shared Medical Systems, Inc., and IBAX was acquired by HBO & Company. As a result of these mergers, both of the agreements have been terminated. The agreement with FCS continues to be in effect.

In 1994, the Company entered into an agreement with the IBM
Corporation to provide customer maintenance, support, and program product enhancements for IBM's "Medical RecordsPlus/400" imaging software product. Medical RecordsPlus/400 is a document imaging software product that offers physicians, medical record personnel, nurses, pharmacists, claims processors, and other healthcare professionals, access to a central electronic medical record. Based on IBM's ImagePlus Workfolder Application
Facility/400 (R) product, it is able to receive information from scanned paper documents, or directly from existing hospital information systems. Document images are archived permanently and can be retrieved by multiple authorized users within a healthcare network. The system benefits customers by creating on-line access to information thereby streamlining workflow procedures. The Company will be responsible for providing maintenance, support and product enhancements and will offer customers a wide range of additional services including telephone and remote diagnostic assistance, problem resolution, implementation, training and consulting services. Under the terms of the agreement, IBM, a market leader in document image solutions, will continue to maintain ownership and market the product. The Company will also market the product. The Company will be paid a license fee by IBM. It will be based on a percentage of total license fees charged to all IBM customers for this product.

The Company entered into an agreement with Bridger Systems, Inc. (Bridger) during 1994 for the development of and exclusive software license for Monitrax. Monitrax is a new perioperative information management system which automates the entire anesthesia care process. Monitrax allows for the collection and presentation of patient, surgical and anesthesia data through every phase of the perioperative process, produces a complete anesthesia record and allows easy entry of vital signs, medications, inhaled agents, fluids and notes. This system utilizes a pen-based technology for its primary user interface.

Monitrax contains pre-operative, intra-operative, Post Anesthesia Care Unit (PACU), and post-operative modules. It creates administrative reports, monitors quality standards, and provides a patient oriented database which can be queried for clinical research and patient outcomes. The Company will, on an exclusive basis, license, install and support Monitrax to its customers. The Company will pay royalties to Bridger as a percent of license fees charged to customers. In addition, the Company has the option to acquire all right, title and ownership interest in and to Monitrax subject to the occurrence of certain events.

The Company entered into an agreement with Healthcare Communications, Inc. (HCI) to sell and sub-license their Cloverleaf (R) integration engine technology. Cloverleaf (R) is a data interchange system which solves the complex problems of multiple hardware platforms, vendors and standards existing in the same environment. It allows the connection of disparate applications via an open architecture concept, and provides the means to move data freely among them.
Under the terms of the agreement, the Company will sell Cloverleaf (R), will provide first level maintenance support to those licensed users, and may participate in the product implementation process. HCI will provide second level maintenance support.

The Company entered into a marketing agreement with Home Care Information Systems, Inc. (HCIS). Under the terms of the agreement, the Company and HCIS will work cooperatively to sell the HCIS home health software to the Company's client base, and HCIS will provide training, implementation, and support services.

HCIS is a leading supplier of software and services to the home health market. Their software includes specialized modules for home care as well as hospice providers; complete clinical systems with an option for portable data collection devices; electronic claims and remittances; scheduling; inventory; and a full range of accounting packages. The software is available on a variety of hardware platforms including networked and stand-alone PC's, the IBM AS/400 (R) and the IBM RISC/6000 (R).

The Company entered into a marketing agreement with ShowCase Corporation for the distribution and sub-license of their ShowCase VISTA Pro product. This product provides tools to enable database queries to be incorporated into the Company's
AS/400 software products as well as enable the Company's customers to construct their own database queries.

The Company has an agreement with First Data Bank (FDB) to sell and sub-license their National Drug Data File (NDDF) and their American Hospital Formulary System (AHFS). Both of these are pharmacy drug data base and informational files which incorporate drug product information, indications, complications and other clinical information used by pharmacists and other clinicians in their use of advanced information systems. The Company in some instances incorporates the delivery and periodic updates of this data for use with other vendors software product solutions and in other cases offers a stand alone version to its customers.

Major Clients

Columbia Healthcare Corporation (Columbia) (formerly - Humana/Galen) accounted for 2%, 11% and 26% of the Company's total revenues during 1994, 1993 and 1992, respectively.
Columbia has been a client of the Company's since 1983. The Company and Columbia executed a perpetual license agreement during 1990 for various LabPro software products. The agreement allows Columbia to install the Company's Laboratory Information Systems, including several enhancements modules, in any of Columbia's United States hospitals. During 1993, Humana split up its operations and transferred its interest in its contract with the Company to Galen Healthcare, Inc., a for-profit healthcare provider that owns and operates 79 U.S. hospitals. In 1993, Galen merged with Columbia Healthcare Corporation.
Humana/Galen's interest in the contract has been transferred to Columbia. The Company received the final of three annual installment payments of approximately $650,000 for this license agreement during the third quarter of 1992.

No other customer accounted for more than 10% of the Company's total revenues during 1994,1993 or 1992.

Backlog

The Company had contracts which it believed to be firm for the delivery of systems and services ("backlog"), totaling approximately $ 3.7 million on March 24, 1995. In addition, the Company as of March 25, 1995 has contracts for the delivery of software support services billable at an annual rate of $ 3.3 million.

Competition

The Company's competition comes from multiple sources as the Company participates in various segments of the healthcare information systems industry. The nature of the competition often depends on the market segment in which the Company is competing, as well as, on the size of the system sale and the size of the healthcare institution involved. Competitors include large hospital information system ("HIS") vendors selling laboratory, image, anesthesia, other departmental information software products to existing clients or as an adjunct to the HIS sale, laboratory information system ("LIS") vendors offering fully-featured systems, and LIS vendors selling networked microcomputer systems, image system ("IS") vendors offering fully-featured systems, and anesthesia information system ("AIS") vendors offering fully-featured systems. Additionally, in the professional and technical consulting segment, the Company competes with the national big six firms as well as a few national and regional healthcare specialty consulting firms.

Hospital information system vendors, including Medical Information Technology, Inc., HBO & Company, First Data Corporation, Cerner Corporation and Shared Medical Systems, Inc., occasionally compete with the Company. These vendors often have an advantage over the Company when a hospital is searching for a complete HIS solution, and are often in a position to offer substantial discounts for the purchase of an ancillary LIS, IS, or AIS system. Nevertheless, the Company has developed and installed interfaces between its systems and many of these HIS systems.

The Company also competes with other LIS vendors that offer fully-featured systems on computer platforms such as Digital Equipment Corporation's VAX systems, Hewlett Packard systems, and IBM Corporation's RS/6000 and AS/400 systems. These companies include Cerner Corporation, Sunquest Information Systems, Dynacor, Inc., 3M Health Information Systems, Citation Corporation, Advanced Laboratory Systems, Inc., Antrim Corporation, and Soft Computer Consultants. Dynacor, Inc. is the only other laboratory system vendor known to the Company to offer an IBM AS/400 based Laboratory Information System. Cerner, Sunquest, Citation and Dynacor compete with the Company in the majority of new accounts and are considered by the Company to be its principal competitors. Some of these companies have a larger installed base and greater financial resources than does the Company.

The Company primarily markets its image solutions in conjunction with IBM, and in many instances as a joint proposal to customers. IBM is a market leader in document image solutions. There are HIS vendors as well as other specialty image vendors who offer fully-featured image systems.

The Company has not entered the active marketing and sales of its Monitrax product, as development is in the final stages and beta validation sites need to be implemented. A variety of vendors offer AIS that are fully-featured.

Product Development

The Company's expenditures relative to the enhancement of existing software products and the development of new software products continues to be one of the Company's most significant investments. As has been true for the last several years, the enhancement of existing products continues to be the Company's largest development activity. Other development projects during the last three years include, but were not limited to:

     * The conversion of several enhancement modules from the Prime 50-Series platform to the IBM AS/400 platform,

     *  The redesign of the Company's Anatomic Surgical
        Information Retrieval System (ANSIRS) on a networked
        PC-based stand-alone system.

     * The Laboratory Data Repository which aids decision support through database linkages, laboratory data storage, query and reporting utilizing standard SQL database concepts,

     * The joint development of Monitrax, the new anesthesia information system. This is a pen-based point-of-care system developed in cooperation with anesthesiologists, nurses and clinicians. The entire perioperative process is automated with this technology. A clinical database is captured for future query and analysis.

Actual expenditures for software development activities were $2,123,000, $1,927,000 and $1,943,000 for the years ended
December 31, 1994, 1993 and 1992, respectively. These amounts represent total expenditures for research and development activities and ignore the accounting impact of the capitalization of software development costs.

Government Regulation

The healthcare facilities that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. One of the Company's LabPro products, the Transfusion Service Manager, is considered to be a "medical device" by the FDA. This subjects the Company to FDA registration, compliance with Current Good Manufacturing Practices, ("CGMP"), adverse event reporting, and other medical device reporting and registration regulations. It is possible that in the future, some or all of the Company's other software systems may be subject to approval or inspection by the Food and Drug Administration. In such event, there can be no assurance that the Company will be able to secure the required Food and Drug Administration approval for its products in a timely manner. Delays in obtaining necessary governmental approval could have a material adverse impact on the introduction of the Company's future software systems. The Company is now devoting the resources necessary to comply with FDA regulations for its products and it plans to continue this practice in the future.

Patents and Trade Secrets

The Company does not have patent protection for any of its systems and it has chosen not to seek copyright protection for any of its application software products. The Company relies on trade secrets laws, internal access controls, and the confidentiality and proprietary information provisions of its systems sales contracts to protect its systems. In addition, the Company's policy and procedure manual requires all employees and contractors to execute standard confidentiality and trade secret agreements, as well as conform to the written policies in effect. The Company has applied for a trademark with the United States Patent and Trademarks office for the Monitrax Anesthesiology Information System.

Employees

The Company had ninety-five full time employees on March 24, 1995, as compared to eighty-four on March 1, 1994. None of the Company's employees are covered by collective bargaining agreements. The Company requires all employee to execute a standard employee confidentiality and trade secret agreement. In addition, each employee if furnished with the Company's standard policy manual and is expected to comply with all of its provisions. The Company believes that employee relations are good.

Item 2.     Properties

The Company's corporate offices were relocated during the 4th quarter of 1994 from Lincoln, NE to Longwood, FL which is near
Orlando. The Longwood location consists of approximately 9,000 square feet of office space under lease which expires January 31, 1996. Due to the Company's need for a larger facility the Company has leased new office space in Maitland, FL which is near
Orlando, and which will replace the Longwood office space in approximately May 1995. The Company has negotiated a termination settlement to be released from the Longwood lease for an aggregate payment of $30,000. The new corporate offices in Maitland, FL consist of approximately 14,600 square feet of office space, with additional space that is under option, under a lease that expires in 1999. The Company's Lincoln, NE offices consist of approximately 23,200 square feet of office space under a lease which expires in 1997. The Company has entered into a formal plan of restructure which includes the planned closing of the Lincoln location. As of April 1, 1995, the Company has been released from approximately 8,550 square feet for an aggregate termination charge of $26,000. The Company is working closely with Lincoln real estate agents to either sub-lease or be released from the remaining space. The Company believes that the current spaces under lease will be sufficient to meet the Company's needs for the foreseeable future. If additional space is required, the Company believes it will be able to obtain such space. The Company owns no real property. The building in Longwood, FL is owned by the Company's CEO and the Company's
President and COO. The Company believes that it is paying fair market rent for this space.

Item 3.     Legal Proceedings

The Company has instituted an action against James A. Terrano, the Company's former President and Chief Executive Officer, in the District Court of Lancaster County, Nebraska, alleging that Mr. Terrano made fraudulent and negligent representations to the Company's Board of Directors which resulted in the Company's acceptance of a handwritten memorandum modifying Terrano's employment agreement, breached his fiduciary duty to the Company and breached his obligations under his employment agreement with the Company. The Company is seeking to recover damages in the amount of $46,278.19 in addition to a declaratory judgment determining that no severance pay is due Mr. Terrano and that the handwritten memorandum is invalid and unenforceable and does not modify the employment agreement.

In another matter, the Company is a defendant in an action filed by the Company's former Vice President, in the District Court of Lancaster County, Nebraska, alleging that the Company did not lawfully terminate her for cause, and therefore, the Company is in breach of her employment agreement. The former employee is seeking severance payment. The Company is vigorously contesting this case.

These cases are in the early stages of discovery and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome of either case at this time.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1994.


                            FORM 10-KA
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             PART II


Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters

    (a) The information called for by this item is incorporated herein by reference from page 57 of
            Exhibit 13 to this Form 10-K.

    (b) As of August 28, 1995, there were 1662 shareholders of record of the Company's Common Stock.

    (c) The Company has declared no cash dividends on its common stock since its inception and plans to continue to invest all earnings back into the Company in the foreseeable future.


Item 6.     Selected Financial Data

The information required by this item is incorporated herein by reference from page 29 of Exhibit 13 to this Form 10-K.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

The information required by this item is incorporated herein by reference from page 30 through page 39 of Exhibit 13 to this Form
10-K.


Item 8.     Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference from page 40 through page 57 of Exhibit 13 to this Form
10-K.


Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

On February 14, 1995 the Registrant's Board of Directors acting upon the recommendation of the Registrant's Audit Committee, current officers and special legal counsel Crosby, Guenzel, Davis, Kessner & Kuester of Lincoln, Nebraska, approved a resolution to dismiss the Registrant's independent accountant Deloitte & Touche, LLP (hereafter, "Deloitte").

The recommendation to dismiss Deloitte was based upon;  (1)
information learned during the process of restating the financial results for the years ended December 31, 1992 and 1993 and the nine months ended September 30, 1994, (2) the magnitude of the restatements set forth in amendments to the Registrant's 1994
Forms 10-Q and Form 10-K for December 31, 1993, filed with the
Securities and Exchange Commission on January 23, 1995, (3) discoveries by the Company's current officers subsequent to an independent investigation conducted during the fourth quarter of 1994, and (4) the conclusions of special legal counsel's investigation. All of the aforementioned information question whether Deloitte conducted the 1993 and 1992 audits in accordance with generally accepted auditing standards (hereafter, "GAAS").

The Company believes that the magnitude and nature of the revenue restatements indicates more than a mere oversight, error or mistake. Upon initial examination by a special independent accounting firm, it was reported to the Registrant's Audit Committee that twenty three (23) contracts had some element of revenue recognition by the Registrant before the appropriate stage for recognition as determined by generally accepted accounting principles (hereafter, "GAAP"). The actual restatements affected thirty seven (37) contracts and aggregated $901,867 prior to December 31, 1993. These restatements question: (1) Whether sufficient audit procedures were employed by Deloitte; (2) Whether due professional care was exercised by Deloitte; (3) Whether Deloitte adequately planned and supervised their engagements with the Registrant.

Current management has determined that certain former officers, among other things, were materially involved in the confirmation process. The confirmation process comprised a substantial portion of the audit support gathered by Deloitte with respect to revenue recognition and the outstanding balance of unbilled receivables. This intervention should have been readily discerned by Deloitte, if it in fact was undetected, and should have resulted in extending the scope of work performed by Deloitte to accumulate sufficient relevant data to afford a reasonable basis for Deloitte's audit conclusions. Preliminary examinations and discussions with Deloitte do not indicate that adequate substantive procedures were performed.

The aforementioned former officers maintained complete discretion over revenue recognition, and periodically reported the financial position and results of operations to the Board. Acceptable accounting practices normally require that revenue be recognized only after transactions are processed through a thorough system of internal controls and accounting procedures designed to ensure that GAAP is followed, with officer discretion limited to questions of interpretation. Deloitte was aware, or should have been aware, of the inherent unreliability of the Company's control environment, and accordingly should have expanded the scope of its audit procedures. The Board became aware of the misapplications of GAAP contained in the financial statements provided to it and to others following the independent investigation.

After inquiries by management, general counsel and special counsel, no information has come to the Registrant's attention that is contrary to the preliminary conclusions set forth above regarding possible improprieties by Deloitte. In management's opinion, the environment of the current investigation created an impairment of Deloitte's independence under the AICPA's Code of Professional Conduct. This independence impairment warranted Deloitte's dismissal to ensure timely compliance with the Registrant's reporting requirements by engaging successor independent accountants.

Deloitte has rendered an unqualified opinion on the restated financial statements for the years ended 1993 and 1992. There were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its report covering the restated financial statements for the years ended December 31, 1993 and 1992 nor for the Registrant's restated quarterly reports for the first, second and third quarters of 1994.

































                             FORM 10-KA
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             PART III


Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1995 Annual
Meeting of Shareholders.


Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1995 Annual
Meeting of Shareholders.


Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1995 Annual
Meeting of Shareholders.


Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1995 Annual
Meeting of Shareholders.

                           FORM 10-KA
               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

      1.     Financial Statements
             -Independent Auditors' Report on the consolidated
              financial statements as of and for the year ended
              December 31, 1994.
             -Independent Auditors' Report on the financial
              statements as of and for the years ended December
              31, 1993 and 1992.
             -Balance Sheets as of December 31, 1994 and 1993. -Statements of Operations for the years ended
              December 31, 1994, 1993 and 1992.
             -Statements of Shareholders' Equity for the years
              ended December 31, 1994, 1993 and 1992.
             -Statements of Cash Flows for the years ended
              December 31, 1994, 1993 and 1992.
             -Notes to Financial Statements.

The Financial Statements listed above are all incorporated by reference to pages 40 through 61 of Exhibit 13 to this Form
10-KA.

      2.     Financial Statement Schedules

Index                                  Schedule No.    Page No.

Independent Auditors' Report on
Financial Statement Schedules as of
and for the Year Ended December 31,
1994.                                       ---            19

Independent Auditors' Report on
Financial Statement Schedules as of
and for the Years Ended December 31,
1993 and 1992.                              ---            20

Valuation and Qualifying Accounts           II             21









All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

      3.     Exhibits

             Exhibit 11:  Statement regarding computation of per
                          share earnings.
             Exhibit 13:  1994 Annual Report to Security Holders.

     (b) The following reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994:

             Item Reported                      Date of Report

             Financial Statements of Business
              Acquired                          October 14, 1994

             New Officer, New Director and
              Resignation of Director           December 8, 1994

                   INDEPENDENT AUDITORS' REPORT









Board of Directors
Dynamic Healthcare Technologies, Inc.:


We have audited the consolidated financial statements of Dynamic Healthcare Technologies, Inc. (formerly Terrano Corporation) and subsidiary as of and for the year ended December 31, 1994 and have issued our report thereon dated March 31, 1995. Such consolidated financial statements and our report thereon are included elsewhere in this 1994 annual report on Form 10-KA. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related 1994 information in the consolidated financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1994 information in this financial statement schedule based on our audit. In our opinion, the 1994 information in such financial statement schedule, when considered in relation to the basic 1994 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                               /S/KPMG PEAT MARWICK LLP
                               KPMG PEAT MARWICK LLP




Orlando, Florida
March 31, 1995











                    INDEPENDENT AUDITORS' REPORT









To the Board of Directors of
 Terrano Corporation:


We have audited the balance sheet of Terrano Corporation as of December 31, 1993, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1993 and 1992, and have issued our report thereon dated March 16, 1994 (January 11, 1995 as to notes I and J); such financial statements and report are included elsewhere in this 1994 annual report on Form 10-KA. Our audits also included the 1993 and 1992 information in the financial statement schedule of Terrano Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1993 and 1992 information in the financial statement schedule based on our audits. In our opinion, the 1993 and 1992 information included in such financial statement schedule, when considered in relation to the basic 1993 and 1992 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                               /S/DELOITTE & TOUCHE LLP
                               DELOITTE & TOUCHE LLP




Orlando, Florida
March 16, 1994
(January 11, 1995 as to Allowance for Doubtful Accounts
 Receivable information)







                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                  VALUATION AND QUALIFYING ACCOUNTS
            YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             Schedule II




Description       Balance     Charged     Write-offs,   Balance
                    At        To Costs    Retirements    At End
                 Beginning      and           and          of
                  of Year     Expenses    Collections     Year

Year Ended December 31, 1992:

Allowance for
 Doubtful
 Accounts
 Receivable      $   80,000  $  137,438  $    17,438  $   200,000

Accumulated
 Amortization
 of Capitalized
 Software
 Development
 Costs           $  883,336  $  555,436  $   979,804  $   458,968

Year Ended December 31, 1993:

Allowance for
 Doubtful Accounts
 Receivable      $  200,000  $    29,389  $   39,717  $   189,672

Accumulated
 Amortization of
 Capitalized
 Software
 Development
 Costs           $  458,968  $   384,569  $     -     $   843,537

Year Ended December 31, 1994:

Allowance for
 Doubtful Accounts
 Receivable      $  189,672  $   179,409  $  119,081  $   250,000

Accumulated
 Amortization of
 Capitalized
 Software
 Development
 Costs           $  843,537  $  505,613  $    76,055  $1,273,095


                            FORM 10-KA
               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dynamic Healthcare Technologies, Inc.
Commission File No. 0-12516
IRS E.I.N. 47-0643468


By  /S/PAUL S. GLOVER                  Date  September 5, 1995
Paul S. Glover,
Vice President of Finance, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                 Date

/S/THOMAS J. MARTINSON  Chairman of the Board  September 5, 1995
Thomas J. Martinson

/S/DAVID M. POMERANCE      CEO, Secretary      September 5, 1995
David M. Pomerance           & Director

/S/MITCHEL J. LASKEY       President, COO,     September 5, 1995
Mitchel J. Laskey       Treasurer & Director

/S/PAUL S. GLOVER        Vice President of     September 5, 1995
Paul S. Glover             Finance, CFO

/S/Jerry L. Carson           Director          September 5, 1995
Jerry L. Carson

/S/KENNETH C. COON           Director          September 5, 1995
Kenneth C. Coon

                            FORM 10-KA
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                        INDEX TO EXHIBITS



               Description of Exhibits             Page Number

Exhibit 11     Statement regarding computation
               of per share earnings.                  24



Exhibit 13     Annual Report to Shareholders of
               Dynamic Healthcare Technologies,
               Inc. for the fiscal year ended
               December 31, 1994.                      26

                          FORM 10-KA

            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                         EXHIBIT 11


                    Statement Regarding
                       Computation of
                    Per Share Earnings


               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
    COMPUTATION OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                              AND
             EARNINGS PER SHARE FOR THE YEARS ENDED
                DECEMBER 31, 1994, 1993 AND 1992


                                   Years Ended December 31,



                                 1994        1993       1992
Earnings (loss) available
 for common shareholders:

   Net earnings (loss)       $(3,697,500) $  245,684 $(2,118,121)


Weighted average common and
 common equivalent shares
 outstanding:


Primary:
   Weighted average number
   of common shares
   outstanding                 5,536,202   5,275,160   5,266,329

   Dilutive effect of options
   and warrants using average
   market price                     -         87,465         -

   Weighted average common and
   common equivalent shares
   outstanding                 5,536,202   5,362,625    5,266,329

   Net earnings (loss) per
   share - primary           $    (0.67) $     0.05   $   (0.40)

Fully diluted:
   Weighted average number
   of common shares out-
   standing                   5,536,202   5,275,160    5,266,329

   Dilutive effect of options
   and warrants using the
   greater of average market
   price or period end market
   price                           -        107,070         -

   Weighted average common
   and common equivalent
   shares outstanding
   assuming full dilution     5,536,202   5,382,230   5,266,329

     Net earnings (loss)
     per share - fully
     diluted                 $    (0.67) $     0.05  $    (0.40)


                           FORM 10-KA
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           EXHIBIT 13



                  Annual Report to Shareholders

             of Dynamic Healthcare Technologies, Inc.

            for the Fiscal Year Ended December 31, 1994

                      OUTSIDE FRONT COVER

               Dynamic Healthcare Technologies, Inc.

                        1994 Annual Report

                        INSIDE FRONT COVER


Dynamic Healthcare Technologies, Inc. (Dynamic) is a software developer, systems provider, and marketer of laboratory, anesthesiology, document imaging, and other niche products in the healthcare information systems industry. Our company's product and services strategy is to provide our customers with the hardware platforms, software products, technologies and services that leverage their investments in existing systems, and to quickly bring to market, solutions that support their new and diverse environments and business strategies.

Dynamic was formed in August, 1994 through the merger of Terrano Corporation with Dynamic Technical Resources, Inc.


                           Contents


Financial Summary

To Our Shareholders

Healthcare in the Nineties - An Evolving Industry

Management's Discussion and Analysis

Financial Statements and Notes

Independent Auditors' Report

Board of Directors and Officers

Shareholders Information


                SELECTED CONSOLIDATED FINANCIAL DATA
                 FIVE YEARS ENDED DECEMBER 31, 1994

       (In thousands except per share data and current ratio)




                            1994    1993    1992    1991    1990

Operating Revenues        $6,987  $9,688  $8,411  $8,687  $6,606

Loss from Discontinuance
of Product Line              -       -     2,000     -       -

Restructuring Charge         686     -       -       -       -

Net Earnings (Loss)       (3,698)    246  (2,118)  1,070     814

Per Common Share           (0.67)   0.05   (0.40)   0.22    0.17

Working Capital           (2,871)    918   1,215   2,561   1,160

Current Ratio                .50    1.27    1.45    2.44    1.58

Total Assets               7,000   6,803   5,940   6,803   4,744

Long-Term Debt               113     -       -       -        10

Shareholders' Equity       1,112   3,462   3,210   5,024   2,719


The Company has declared no cash dividends since its inception.



Item 7.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION
               THREE YEARS ENDED DECEMBER 31, 1994

Overview

During the year ended December 31, 1994 the Company began an important restructuring. Operating performance had significantly deteriorated and financing problems were generated at a time when the Company's laboratory product line sales were declining. A new vision was needed to provide financial stability, improve customer satisfaction and advance product development.

At the commencement of the third quarter 1994 the Company's Board of Directors elected a new Chief Executive Officer (CEO), who previously had been an outside member of the Company's Board of Directors. Shortly thereafter (August 23, 1994) the Company through its newly formed wholly owned subsidiary (Dynamic Healthcare Technologies, Inc.) merged with Dynamic Technical Resources, Inc. (DTR). The Chairman and CEO of DTR was then elected President and Chief Operating Officer of the Company.

During the preliminary review of the Company's operations, after the merger, current management became aware of operating problems in the lab product line operating in the Lincoln, NE facility. The problems consisted of staff duplication, product quality control problems, product delivery delays, outstanding contractual obligations, product development cycle issues and poor customer satisfaction. As a result of these findings, current management committed to a plan of restructure. The restructure plan includes an employee elimination program to reduce the workforce and eliminate duplication, staff and equipment relocation, staff training, delivery of outstanding customer commitments, product quality and stabilization, product release level updates, development plans and delivery schedules. The plan also includes complete re-engineering of the lab product line, including a decision to close the Lincoln, Nebraska facility, and relocation of sales, marketing, accounting, administration to Orlando, Florida, and the organization of a national support center in Orlando, Florida to support and maintain all software products of the Company.

The restructure plan was implemented during the fourth quarter 1994 and is continuing. Significant Company resources have been and are being deployed and consumed in the execution of the restructure plan. The Company considers the preservation of its customer base, from which the Company has and expects to continue to derive a significant percentage of its revenues, to be a high priority toward establishing long-term stability. Management believes that the completion of this restructuring will result in increased customer satisfaction and thereby a preservation of its customer base.

While dealing with the restructuring, management had to also contend with a restatement of prior period financial statements. This required renegotiation of bank financing arrangements due to defaults in the loan covenants, resulting directly from the restatements and the eminent need for restructuring. As a result of the completion of an internal investigation, the Company determined that the previously reported financial statements for the years ended December 31, 1992 and 1993 required restatement, primarily because revenue had been recognized for certain sales of software components that the Company determined had not been delivered to customers. In addition, the interim financial statements previously reported for the quarterly periods ended March 31, 1994, June 30, 1994 and September 30, 1994 required restatement. The restated financial statements were filed with the Securities and Exchange Commission during January 1995 for the years ended December 31, 1992 and 1993 and the interim quarterly periods ended March 31, June 30, and September 30, 1994.

The Company, as a result of the material nature of the restated financial statements, information learned during the restatement process, and subsequent discoveries by the Company's current management of inaccurate information reported in the Company's previously issued annual reports and Management's Discussion and Analysis sections of Forms 10-Q and 10-K, engaged special legal counsel to further the internal investigation and to assist management in preparing a detailed plan of action. The recommendations of the special counsel, which were ratified by the Company's Board of Directors, were to dismiss the Company's then auditors Deloitte & Touche LLP, appoint new auditors, and resolve any outstanding issues with the DTR shareholders as a result of the impact of these circumstances on the valuation utilized in the acquisition to determine the consideration given. Additionally, each individual that served in a management capacity and a significant number of other individuals employed prior to the acquisition of DTR no longer are employed by the Company. This prompted the Board to relocate the Company's headquarters to Florida (the domicile of DTR) and to rely heavily on the operational support systems of the former DTR to avoid business disruptions between the Company and its customers and suppliers. The Company foresees that it will be placing continued reliance upon the operational support systems of the former DTR to maintain customer and supplier relationships and avoid business disruptions. The Company will pursue any and all recoveries available to the Company as a result of improprieties that may have been perpetrated by members of prior management and the prior auditors.

In response to these financing and operational issues new management responded with a commitment to turn the Company around. An immediate Three Point Plan was developed: (1) Streamline operations and thereby reduce costs, eliminate redundancy and improve productivity. (2) Focus attention on increasing revenues through restructuring sales and marketing efforts and improving product deliverables. and, (3) Provide better customer service and satisfaction.

However, the Company needed new financing. Significantly collateralized by the Three Point Plan, management renegotiated the Company's bank financing, increasing the funding available from $ 1.5 million to currently $ 3.5 million while maintaining the interest rate competitive at bank prime plus 1% (9.5% at December 31, 1994). On March 20, 1995, the Company and the Bank entered into a letter agreement whereby the terms of payment under the Revolving Credit and Security Agreement will be modified to reflect a maturity date of April 30, 1996 in lieu of the current demand provision, subject to the Company being able to accomplish: (1) the closing and funding of a $1,000,000 equity or debt injection, subordinated to the Bank debt and on terms and conditions acceptable to the Bank; and (2) the modification and expansion, on terms acceptable to the Bank, of existing financial covenants based upon Company-prepared projections of financial condition deemed reasonable by the Bank and tested on a quarterly basis. The Company is actively and aggressively seeking from a number of capital markets, funds and private investors a capital infusion in the form of equity and/or debt. The Company believes that this infusion is necessary to accomplish its current plans of operation, product research and development, and completion of the restructure plan. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations and to obtain favorable financing arrangements.

As the Company refinances and restructures operations it has continued to develop new products. The Company entered some new market segments during 1994 which should contribute to the Company's revenues in the future. The major new endeavors include, the development of Monitrax, a new anesthesia information system which uses a pen-based technology, image solutions, an agreement with IBM Corporation to provide support and enhancements for the IBM Medical RecordsPlus/400 software product, Dynamic Decision Support products, and various joint marketing and sub-license agreements. In addition, the Company through the merger with DTR is in the professional and technical consulting market. Many of these new endeavors are in their
formative stages.   All will need continued management
involvement and capital resources to reach marketability and market penetration.

As of March 31, 1995 the Three Point Plan has resulted in the following improvements:

1) Procedures have been established for capturing supplemental support revenue to enable the Company to increase the revenues from the maintenance and support department.

2) Servicing of customers is now the responsibility of a new national support center.

3) All products and services have a single 800 number for their initial support. Automated support systems are in place and will help provide a better level of support to customers.
     In addition, the national support center will provide top management with more timely information in which to identify customer issues and new selling opportunities.

4) The product design, coding, testing, packaging and distribution processes have been merged into a single responsibility area. In addition, product testing and validation is being done by product manufacturing so the responsibility for quality is shifting to where it belongs.

5) The ability to deliver items for which the Company has obligated itself and to generate cash by converting unbilled accounts receivable into billed accounts has been improved.

6) An entire new process for distribution of version updates via smaller, more frequent and less risk adverse technical change notices has commenced. The implementation of customer support systems once reprocessed will provide for a faster time frame, with better quality and at less cost as the processes are examined and re-packaged. A more pre-packaged installation approach with the ability to customize if desired will be employed.

Management although temporarily preoccupied with the various legal, accounting and financing issues will focus on the generation of liquidity, by focusing on the business of the business. The Three Point Plan of streamlining operations, increasing revenues and attaining better customer satisfaction will be the keys to tomorrow's results.



















The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of total operating revenues:


                                 Years Ended December 31,

                               1994        1993        1992

Operating revenues:

  Computer system equipment
  sales and support            26.8%       40.9%       44.1%

  Application software
  licenses                     26.5        36.9        36.5

  Software support and
   maintenance                 46.7        22.2        19.4

Total operating revenues      100.0%      100.0%      100.0%

Costs and expenses:

  Cost of equipment sold       22.1        32.6        33.9

  Client services expense      37.2        14.8        14.7

  Software development costs   25.4        14.7        16.5

  Sales and marketing          24.3        17.3        19.7

  Joint marketing costs          .3         3.7         0.0

  General and administrative   31.8        14.3        16.1

  Loss from discontinuance
   of product line              0.0         0.0        23.8

  Restructuring costs           9.8         0.0         0.0

Total costs and expenses     (150.9)       97.4       124.7

Operating income (loss)       (50.9)        2.6       (24.7)
  Other expense                (2.0)       (0.1)       (0.5)

  Net earnings (loss) before
   income taxes               (52.9)        2.5       (25.2)

Income taxes                    0.0         0.0         0.0

Net earnings (loss)           (52.9)%       2.5%      (25.2)%


                   YEAR ENDED DECEMBER 31, 1994

Total operating revenues decreased by 27.9% to $6,987,000 in 1994 as compared with $9,688,000 in 1993. The reduction was comprised of significantly less revenue from sales of computer system equipment and support as well as from a reduction in application software licenses, although, there was a major increase in software support and maintenance revenues. The Company sold significantly less new customer LabPro laboratory information systems (LIS) during 1994 as compared to 1993 and was further impacted as more new customers either purchased their hardware from sources other then the Company or operated the systems on a co-resident machine already existing at the customer location.

Computer system equipment sales and support revenues decreased by 52.7% in 1994 to $1,873,000 as compared to 1993. This reduction was caused by fewer new customer sales coupled with increased sales in which the Company's customers either operate the software on an IBM AS/400 in a co-resident environment with that of another vendor's software or where the customer has purchased the computer system directly from IBM or an IBM authorized dealer. Computer system equipment sales and support will continue to be a less significant component of the Company's total operating revenue.

Application software license revenue decreased by 48.3% to $1,849,000 as compared to 1993. This reduction was primarily caused by fewer new customer sales as well as customer discounts necessary to contract new business in a more competitive environment. The Company continues to sell some add-on modules to its LIS customers. Application software license revenues are expected to become a more significant component of the Company's total operating revenue as the Company's newer software products and solutions are brought to market. These would include Monitrax the new anesthesia information system, IBM Medical RecordsPlus/400 the document image solution, Dynamic Decision Support products, and other niche software and sub-license revenues earned from joint marketing agreements.

Software support and maintenance revenues increased by 52.0% to $3,265,000 as compared to 1993. The increase is primarily related to additional Company customers who have successfully completed the installation process of their application software products and have commenced their software support and maintenance services. In addition, the software support and maintenance revenues of the acquired DTR in the amount of $529,000 for the eighteen (18) weeks after the merger are included as part of this increase. The Company presently supports software products that it develops as well as software products that it sub-licenses or joint markets for and with its business partners.

Cost of equipment sold decreased by 51.0% to $1,547,000 as compared to 1993 primarily as a direct result of a reduction in computer system equipment sales. Hardware margins declined in 1994 by approximately 3% as compared to 1993. As a percentage of total revenues, cost of equipment sold was 22.1% in 1994 and 32.6% in 1993. This reflects both the continued competitive marketplace for hardware and the resulting lower margins available to remarketers, and the Company's commitment to enhancing its software product line upon which anticipated marginal revenues are larger.

Client services expense is the Company's cost of installing, maintaining, and providing training support for its software products. It also, includes the cost of services for the Company's professional and technical consulting engagements.
The costs associated with the support of software products sub-licensed and joint marketed by the Company are also included. The increase of 80.1% to $2,601,000 in 1994 as compared to 1993 in client services expense is primarily comprised of two factors. Firstly is the inclusion of the acquired DTR costs of $415,000 for the eighteen (18) weeks after the merger. Secondly and more material, were the staffing levels and resultant costs and operational inefficiencies that existed in the Company's laboratory product line. As detailed elsewhere, this product line in undergoing a restructuring and re-engineering process that will align its operational processes, staffing levels and other costs more directly to the product line revenue.

Software development costs increased 24.5% to $1,775,000, or 25.4% of total revenues in 1994 compared to $1,437,000, or 14.7% of total revenues in 1993. The cost of producing software product masters subsequent to establishing technological feasibility is capitalized. All other development and research costs are expensed. Capitalized software development costs are amortized primarily using the straight line method over the five year estimated economic life of the product. Actual expenditures for software development activities, which ignore the accounting effects of capitalization and amortization, were $2,123,000 in 1994 and $1,927,000 in 1993. Of these amounts, $854,000 and
$887,000 respectively, were capitalized. In addition, during 1994 in connection with the restructuring, current management evaluated the net realizable value by reviewing the economic remaining life of certain software products. As a result, the Company took a charge to operations of approximately $121,000 by reducing the carrying value of certain software products.

Sales and marketing expense is the Company's cost of taking its products and services to market and selling to its customers. Sales and marketing expenses remained relatively constant in terms of dollars expended $1,695,000 in 1994 and $1,676,000 in 1993. However, in terms of a percentage to total revenues, the aggregate costs increased to 24.3% in 1994 as compared with 17.3% in 1993. The increase is related to decreased revenues and to higher fixed operating costs as it relates to sales and marketing costs to some new market segments as a result of new software products and services. In addition, the Company is incurring added costs to change the image of the Company in the marketplace and to enhance its sales force.

Joint marketing costs are the amounts paid to other computer system vendors (business partners) as a result of joint marketing agreements for the Company's software products and other related systems. The costs during 1994 of $22,000 were significantly less than $356,000 incurred during 1993 as a result of the Company primarily marketing directly to its customers and not relying on its business partners to market its systems. This was caused as the Company's two largest business partners were merged into other companies during the year and their joint marketing agreements have both since been terminated.

General and administrative expenses increased by 60.6% to $2,219,000 as compared to $1,382,000. This increase can be attributed to a variety of factors. (1) The decision by the Board of Directors to elect a new CEO and add the additional costs thereby for the six months of actual employment during 1994. (2) The acquisition of DTR on August 23, 1994 and the inclusion of the related consolidated costs including amortization of goodwill. And, (3) The increase in legal and accounting costs as a result of the merger and the issues surrounding the required restatement of prior periods.

On November 15, 1994, the Company adopted a plan to restructure operations which includes, the consolidation of sales, marketing, accounting, administration and national support to the Orlando, Florida location. In addition, it included the planned closing of the Lincoln, Nebraska location and the re-engineering of the laboratory product line. Accordingly, the Company in 1994 had incurred or provided $686,000 to write down assets to the net realizable value and to cover the costs associated with this action. These costs have been identified as "Restructuring Costs" in the Consolidated Statement of Operations.

                 YEAR ENDED DECEMBER 31, 1993

Total operating revenues increased by 15.2% in 1993 to $9,688,000 compared to $8,411,000 in 1992. This improvement was due to increases in revenues realized from the Company's existing client base for add-on hardware and software plus increases for software support and maintenance revenues. The Company has a paid-up software license agreement with one of its clients that provided approximately $650,000 of annual software license revenues during 1992. Revenues realized from sales to new clients was actually down slightly in 1993, mainly because the Company received no 1993 revenue from this paid-up license agreement.

Computer system equipment sales and support revenues increased by 6.7% in 1993 to $3,961,000 as compared to 1992. Nearly all of the Company's hardware sales in 1993 were IBM AS/400 and other peripheral hardware. Prior to 1993, the Company sold new systems on both the IBM AS/400 platform and the Prime Computer, Inc. 50-Series platform. When selling new systems on the Prime platform, the Company sold software and hardware with each new system sale. On the IBM AS/400 platform, clients have the option to purchase the IBM hardware from the Company, from other IBM dealers or directly from IBM. For this reason, hardware revenues have become a less significant component of total revenues for each of the last few years and accounted for only 40.9% of total revenues in 1993 compared to 44.1% in 1992. Since clients may purchase hardware from a variety of sources, the Company prices sales of its IBM AS/400 based System in such a way that the Company does not realize significant reductions in margins if clients purchase their IBM hardware from sources other than the Company.

Application software license revenues increased by 16.7% in 1993 to $3,578,000. Nearly all of this software license revenue growth was on the Company's IBM AS/400 platform. While the Company continues to sell some add-on software modules to its existing Prime client base, all new system sales in 1993 were on the AS/400 platform. As a percentage of total operating revenues, application software license revenues have been growing since 1991 and they accounted for 36.9% of total revenues in 1993 as compared to 36.5% in 1992.

Software support and maintenance revenues increased by 31.6% in 1993 to $2,149,000 as compared to 1992. Prime platform software support revenue increased by 7.6% to $1,541,000 in 1993, or 71.7% of the total. IBM AS/400 platform software support revenue increased by 201.7% to $608,000 in 1993, or 28.3% of the total. Software support revenues from the Company's Prime client base will level off and begin to decline in future periods as those clients convert their LabPro systems to the IBM AS/400 platform. Software support revenues from the Company's AS/400 client base should continue to grow as the Company sells new LabPro systems and converts its Prime client base.

Cost of equipment sold increased in 1993 primarily because of the increase in computer equipment sales. Hardware margins declined in 1993 compared to 1992 because of the shift toward more IBM hardware sales and less Prime based hardware sales in 1993. The Company's normal margins on IBM equipment are less than they were on the Prime platform. As a percentage of total revenues, cost of equipment sold was 32.6% in 1993 compared to 33.9% in 1992.

Client services expense is the Company's cost of installing, maintaining and providing training and support for its application software products. Client services expenses were up 16.3% to $1,437,000 in 1993 compared to $1,236,000 in 1992. As a percentage of total revenues, client service expenses was 14.8% in 1993 compared to 14.7% in 1992.

Software development costs increased by 2.6% to $1,425,000, or 14.7% of total revenues in 1993 compared to $1,388,000, or 16.5% of total revenues in 1992. Cost of producing product masters subsequent to establishing technological feasibility is capitalized. All other development costs are expensed. Capitalized software development costs are amortized using the straight line method over the five year estimated economic life of the product. Actual expenditures for software development activities, which ignore the accounting effects of capitalization and amortization, remained fairly stable at $1,927,000 in 1993 and $1,943,000 in 1992. Of these amounts, $887,000 and
$1,110,000, respectively, were capitalized. Aside from the annual enhancements to existing products, the Company's largest development projects during the last three years were the conversion of several enhancement modules from the Prime to the IBM AS/400 platform, the redesign of its Anatomic Surgical Information Retrieval System and the development of its new Laboratory Data Repository.

Sales and marketing expense is the Company's internal cost of its sales and marketing efforts. Sales and marketing expenses remained relatively constant at $1,676,000, or 17.3% of total revenues, in 1993 compared to $1,655,000, or 19.7% of total revenues in 1992.

Joint marketing costs are the amounts paid to other computer system vendors as a result of joint marketing efforts for the Company's LabPro system and other related systems. The Company began selling systems under joint marketing agreements with GTE Health Systems, Inc. and IBAX Healthcare Systems, each of whom sell Hospital Information Systems on the IBM AS/400 platform, in 1993. Joint marketing costs were $356,000, or 3.7% of total operating revenues in 1993. The Company plans to continue to form alliances with other vendors who offer products that are complementary to the LabPro because it believes its ability to sell its products will be enhanced by doing so.


General and administrative expenses increased by 1.8% to $1,382,000, or 14.3% of total revenues in 1993 compared to $1,358,000, or 16.1% of total revenues in 1992. The majority of this increase relates to increases to compensation, payroll taxes and employee benefit expenses plus an increase in the Company's provision for uncollectible accounts.

In 1992, the Company recorded a $2 million provision for losses from the discontinuance of its Prime Computer, Inc. hardware platform. The majority of the $2 million loss is for write-offs of the unamortized portion of capitalized software development for the Prime product line. It also included write-offs of most of the Company's internal Prime hardware and certain estimated future costs associated with the discontinuance of this product line.

Liquidity and Capital Resources

The Company has negative working capital of ($2,871,000) at the end of 1994 compared to $918,000 at the end of 1993. Cash available had a balance of $10,000 at the end of 1994 with $2,788,000 borrowed against its line of credit. At the end of 1992, the Company had $1,100,000 of cash with $739,000 borrowed against its credit line. With deteriorating 1994 operating results, management focused on converting unbilled receivables into billed receivables. As such, unbilled receivables decreased by 78.7% and accounts receivable more than doubled over 1993 levels.

The Company's capital has been impaired during 1994 as a result of the Company's operations and the actions instituted to correct and re-engineer the Company. Current management became aware of operating problems in the lab product line operating in the Lincoln, NE facility. The problems consisted of staff duplication, product quality control issues, product delivery delays, outstanding contractual obligations, product development cycle issues and poor customer satisfaction. As a result of these findings, current management committed to a plan of re-engineering which included a plan of restructure. The restructure plan included an employee elimination program to reduce the workforce and eliminate duplication, the complete re-engineering of the lab product line, which included a decision to close the Lincoln, Nebraska facility by the third quarter 1995, the relocation of sales, marketing, accounting, administration to Orlando, Florida, and the organization of national support center in Orlando, Florida to support and maintain all software products of the Company. The restructure plan commenced during the fourth quarter 1994 and continues during 1995. Significant Company resources are being deployed and consumed in the execution of the restructure plan. Staff termination's, staff and equipment relocation, staff training, delivery of outstanding customer commitments, product quality and stabilization, product release level updates, development plans and delivery schedules are all examples of initiatives that have begun during the fourth quarter 1994, and from which the Company has and expects to continue to derive a significant percentage of its revenues. Management believes that the completion of this restructuring will permit for increased customer satisfaction and thereby a preservation of the Company's customer base. Many of the costs associated with the restructuring are not classified as restructure costs in accordance with the generally accepted accounting policies as many of the Company's cost provide for benefits to accrue to future periods. As a result of the restructuring, operating costs of the Company during the fourth quarter 1994 appear to be higher then necessary to operate in the ordinary course of business.

The Company has made investments of $1,190,000 in property and equipment from January 1992 through December 1994. Most of these purchases have been for computer equipment for development, software support and client education purposes. The Company anticipates that it will continue to make significant investments in property and equipment in the future, especially with regard to computer equipment. The Company believes it is essential to maintain at least one of every central processor type and peripheral equipment model that it sells to its customers at its corporate headquarters. The Company plans to continue to offer its systems for use with the newest equipment technology available which will require it to continue to make significant investments in computer equipment for its own use. The Company has no present commitments for large equipment purchases.

Between January 1, 1992, and December 31, 1994, the Company expended $4,588,000 on software development, $2,852,000 of which was capitalized. The Company will continue to make development investments to keep its products competitive while it attempts to build market share. The Company entered some new market segments during 1994 which will require software development and research. The major new products include, the development of Monitrax, a new anesthesia information system which uses a pen-based technology, image solutions, an agreement with IBM Corporation to provide support and enhancements for the IBM Medical RecordsPlus/400 software product, Dynamic Decision Support products, and various joint marketing and sub-license agreements which the Company has entered into. Many of these new endeavors are in their formative stages. All will need continued management involvement and capital resources to reach marketability and market penetration. The investment in product development requires a substantial utilization of cash, as well as the impact to account for the amortization of these costs on reported earnings from operations each year. In 1992, part of the $2 million provision for losses from the discontinuance of the Company's Prime Computer, Inc. product line, the Company wrote off more than $1 million of unamortized software development costs. Amortization of capitalized software development will continue to be a significant portion of the Company's software development expenses.

An additional impact on the Company's earnings and cash flows is its net operating loss carry forward (NOL). The Company had unused tax operating loss carryforwards of approximately $9,178,000 at December 31, 1994, which can be utilized to reduce taxable income in future periods and, therefore, substantially reduce cash requirements for taxes. While the Company had profitable operations for some periods reported, it has not been required to pay significant Federal or state income tax, due to the use of its NOL. The sale of the common stock in the Company's December 1991 secondary offering triggered the provisions of Section 382 of the Internal Revenue Code, which limits the use of any unused NOL on an annual basis to a prescribed rate multiplied by the Company's value immediately before the completion of the offering. Based on these formulas, the Company's use of its NOL is limited to approximately $800,000 per year.

The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" in the first quarter of 1993. This Statement supersedes SFAS 96 which was previously adopted by the Company. There was no cumulative effect of adopting SFAS 109 and the adoption did not have a significant effect on the income tax provision for the current year and would not have had a significant effect on the prior periods presented.

The Revolving Credit and Security Agreement provides that the principal amount outstanding on this line is payable upon demand. On March 20, 1995, the Company and the Bank entered into a letter agreement whereby the terms of payment under the Revolving Credit and Security Agreement shall be modified to reflect a maturity date of April 30, 1996 in lieu of the demand provision, subject to the Company being able to accomplish: (1) the closing and funding of a $1,000,000 equity or debt injection, subordinated to the Bank debt and on terms and conditions acceptable to the Bank; and (2) the modification and expansion, on terms acceptable to the Bank, of existing financial covenants based upon Company-prepared projections of financial condition deemed reasonable by the Bank and tested on a quarterly basis.

The Company is actively and aggressively seeking from a number of capital markets, funds and private investors a capital infusion in the form of equity and/or debt. The Company believes that this infusion is necessary to accomplish its current plans of operation, product research and development, and completion of the restructure plan. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations and to obtain favorable financing arrangements.

Inflation and Changing Prices

The Company believes that the general state of the economy and inflationary trends may have only a limited effect on its business. Because the central computer hardware for the Company's systems is provided by just one supplier, the pricing policies of that supplier have a greater impact on the Company's revenues, margins and earnings than do general inflationary trends. In recent years, there have been general reductions in the cost of computer hardware.


               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993


                                       1994          1993
ASSETS

Current assets:

  Cash and cash equivalents        $   10,173    $ 1,100,142

  Accounts receivable, net of
   allowance for doubtful accounts
   of $250,000 and $189,672 in
   1994 and 1993, respectively      2,166,813        807,817

  Unbilled receivables                528,372      2,477,924

  Other current assets                199,651        174,903

     Total current assets           2,905,009      4,560,786
Property and equipment, net
 (Note C)                           1,212,969        903,004

Capitalized software development
 costs, net of accumulated
 amortization of $1,273,095
 and $843,537 in 1994 and 1993,
 respectively                       1,821,917      1,595,281

Goodwill, net of accumulated
 amortization of $54,787 at
 December 31, 1994                  1,028,050          -

Other assets                           32,171         46,392

                                   $7,000,116     $7,105,463

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Borrowings under line of credit
   (Note D)                       $ 2,788,401    $   739,000

  Accounts payable and accrued
   expenses (Note J)                1,182,450      1,154,115

  Deferred revenue                  1,452,895      1,352,955

  Advance billings                    351,835        397,071

     Total current liabilities      5,775,581      3,643,141

Long term debt (Note E)               112,569          -

     Total liabilities              5,888,150      3,643,141

Shareholders' equity (Note G):

  Common stock, $0.01 par value;
   authorized 20,000,000 shares;
   issued and outstanding
   5,967,819 and 5,277,760 shares
   in 1994 and 1993, respectively      59,678         52,778

  Additional paid-in capital        8,879,296      7,539,052

  Deficit                          (7,827,008)    (4,129,508)

     Total shareholders' equity     1,111,966      3,462,322

                                   $7,000,116     $7,105,463


See notes to consolidated financial statements.




             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                 1994        1993        1992

Operating revenues
 (Notes B, H and I ):

  Computer system equipment
   sales and support        $ 1,873,393   $3,961,164  $3,712,310

  Application software
   licenses                   1,848,522    3,577,868   3,065,867

  Software support,
   maintenance and other      3,265,227    2,148,675   1,632,990

     Total operating
      revenues                6,987,142    9,687,707   8,411,167

Costs and expenses:

  Cost of equipment sold      1,547,453    3,158,671   2,850,212

  Client services expense     2,600,913    1,437,204   1,235,701

  Software development costs  1,774,897    1,425,083   1,388,432

  Sales and marketing         1,695,486    1,675,809   1,655,205

  Joint marketing costs          22,487      356,060        -

  General and administrative  2,218,807    1,381,973   1,357,815

  Loss from discontinuance
   of product line                -            -       2,000,000

  Restructuring costs
   (Note J)                    686,439         -            -

     Total costs and
      expenses              10,546,482     9,434,800  10,487,365

     Operating income
      (loss)                (3,559,340)      252,907  (2,076,198)

Other income (expense):

  Interest expense and
   financing costs            (143,412)      (18,615)     (9,747)

  Miscellaneous                  5,252        11,392     (32,176)

     Total other expense      (138,160)       (7,223)    (41,923)

Net earnings (loss) before
 income taxes               (3,697,500)      245,684  (2,118,121)

Income taxes (Note F)            -             -            -

Net earnings (loss)        $(3,697,500)   $  245,684 $(2,118,121)


Weighted average number
 of shares outstanding       5,536,202     5,362,625 $ 5,266,329

Earnings (loss) per share  $     (0.67)   $     0.05 $     (0.40)


See notes to consolidated financial statements.


              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                     Additional
                        Common        Paid-In
                        Stock         Capital         Deficit
Balance, January 1,
 1992                  $ 51,659      $7,229,905      (2,257,071)

  Common stock issued
   in public offering
   (Note G)               1,000         292,738            -

  Exercise of stock
   options                   54           9,974            -

  Net loss                  -               -        (2,118,121)

Balance, December 31,
 1992 (restated)         52,713       7,532,617      (4,375,192)

  Exercise of stock
   options                   65           6,435            -

  Net earnings             -              -             245,684

Balance, December 31,
 1993 (restated)         52,778       7,539,052      (4,129,508)

  Common stock issued
   to effect merger       6,000       1,194,000            -

  Exercise of stock
   options                  822         135,142            -

  Employee stock
   purchase plan             78          11,102            -

  Net loss                 -              -          (3,697,500)

Balance December 31,
 1994                 $  59,678      $8,879,296     $(7,827,008)

See notes to consolidated financial statements.




               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                1994        1993        1992

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)        $(3,697,500)  $ 245,684  $(2,118,121)

Adjustments to reconcile
 net earnings (loss) to net
 cash provided by (used in)
 operating activities:

  Loss from discontinuance
   of product line               -           -        1,795,659

  Depreciation and
  amortization               1,036,740     677,441      851,769

  Changes in assets and
   liabilities

    Accounts receivable     (1,096,151)   (634,020)     286,377

    Unbilled receivables     1,949,552       -             -

    Other current assets       (17,844)     19,891     (100,928)

    Accounts payable and
     accrued expenses          (95,206)     80,360     (173,046)

    Deferred revenue            99,940     291,140      468,250

    Advance billings           (45,236)      -            -

      Total adjustments      1,831,795    (434,812)   3,128,081

      Net cash provided by
       (used in) operating
       activities           (1,865,705)    680,496    1,009,960



CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of Dynamic
   Technical Resources
   (Note B)                    286,586       -            -

  Capitalized software
   development costs          (796,024)   (943,595)  (1,112,838)

  Purchases of property
   and equipment              (445,065)   (237,238)    (507,643)

      Net cash used in
       investing activities   (954,503) (1,180,833)  (1,620,481)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under line of
   credit, net               1,874,401     239,000      500,000

  Proceeds from issuance of
   common stock                147,144       6,500      303,766

  Decrease (increase) in
   other assets                 20,084     (46,392)       -

  Principle payments on
   long-term debt and
   capital lease obligations  (311,390)      -          (10,846)

      Net cash provided by
       financing activities  1,730,239     199,108      792,920

Net increase (decrease) in
 cash and cash equivalents  (1,089,969)   (301,229)     182,399

Cash and cash equivalents,
 beginning of year           1,100,142   1,401,371    1,218,972

Cash and cash equivalents,
 end of year               $    10,173  $1,100,142   $1,401,371



SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

  Interest paid              $ 102,354   $  16,284   $    9,627

  Income taxes paid
   (received)                $   0       $  (3,823)  $    6,396


See notes to consolidated financial statements.


            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Dynamic Healthcare Technologies, Inc. develops, markets and supports laboratory information systems, document imaging systems, anesthesia information systems, and provides professional and technical consulting and niche software products to the healthcare information systems industry.

Basis of Consolidation - The consolidated financial statements include the accounts of Dynamic Healthcare Technologies, Inc.
and its then wholly-owned subsidiary, Dynamic Healthcare
Technologies, Inc., incorporated on August 1, 1994 (collectively the Company).

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, ranging from five to ten years, using the straight-line method.

Software Development Costs - Costs incurred to establish the technological feasibility of computer software products are research and development costs and are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs cease when the product is available for general release to customers. Costs of maintenance and customer support are expensed when related revenue is recognized or when those costs are incurred, whichever occurs first. Amortization of capitalized Software Development Costs for the years ended December 31, 1994, 1993 and 1992 were $505,613, $384,569, and
$555,436, respectively, and write downs to net realizable value of $121,535, $0 and $1,082,354. Capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the product (currently five years) or the ratio of current revenues to current and anticipated revenues for the product whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of net realizable value of that asset are expensed.

Goodwill - Goodwill is stated at cost less accumulated amortization. Goodwill is amortized using the straight line method over a period of seven years. The Company assesses the recoverability of goodwill based upon projected operations over a period which represents the approximate remaining life of goodwill. The Company evaluates the recoverability of goodwill based on this forecast of future operations and income, and using a discount rate that reflects the Company's average cost of funds.

Revenues - Revenues are derived from the sale of computer hardware, licensing and sub-licensing of software, professional and technical consulting services, and maintenance and support services. Each customer contract is negotiated separately. Application software licenses and computer system equipment revenues are recorded when hardware and application software are delivered. Installation and training revenues, which are included with application software licenses revenues in the consolidated statements of operations are recognized as the services are performed. Software support, maintenance and other revenues include other significant continuing obligations and post contract support obligations which are primary separately contracted. Services revenues are recognized as the services are performed. Contracts for continuing support services typically cover a specific period, and revenue therefrom is recognized ratably over the period of the contract.

Joint Marketing Costs - Joint marketing costs include amounts incurred as a result of joint marketing efforts of the Company's LabPro 2000 laboratory information system and related systems with other vendors. These vendors offer application software products which are complementary to the Company's products.

Employee Benefit Plan - The Company has a 401(k) savings plan covering all full-time permanent employees with at least six months of service with the Company. Eligible employees may elect to defer 20% of their compensation up to the maximum allowed by the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors and amounted to $75,545, $52,576 and $41,202 in 1994, 1993 and 1992, respectively.

Income Taxes - Deferred income taxes are provided on items that are recognized in different reporting periods for financial accounting and income tax purposes using the then enacted tax rates. The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," in the first quarter of 1993. This Statement superseded SFAS No. 96 which was previously adopted by the Company. There was no cumulative effect of adopting SFAS No. 109 and the adoption did not have a significant effect on the income tax provision for 1993 and would not have had a significant effect on prior periods.

Earnings Per Share - Earnings per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants if dillutive. Fully diluted earnings per share do not differ significantly from primary earnings per share.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications - Certain 1993 balances have been reclassified to conform to the 1994 presentation.

B.     ACQUISITION OF DYNAMIC TECHNICAL RESOURCES, INC.

On August 23, 1994, Dynamic Technical Resources, Inc. ("DTR"), was merged into Dynamic Healthcare Technologies, Inc., then a wholly owned subsidiary of the Registrant. The transaction was consummated by acquiring all of the outstanding common stock of DTR in exchange for approximately 600,000 common shares of the Registrant. The acquisition has been accounted for using the purchase method.

Amounts assigned in the accompanying consolidated balance sheets to assets purchased and liabilities assumed as of August 23, 1994 were based upon their estimated fair values. As of the date of acquisition of DTR there were no identifiable intangible assets other than software development costs, which was recorded at estimated fair value. The purchase price ($1,245,000), exceeded the fair value of the net assets of DTR by
$1,082,837. This amount was allocated to goodwill and is being amortized straight line over 84 months.

The estimated fair values of the assets and liabilities acquired as of August 23, 1994 as a result of the merger are summarized as follows:



     Cash                                   $  286,586
     Accounts Receivable                       262,845
     Other Current Assets                        6,904
        Total Current Assets                   556,335

     Property and Equipment                    219,705
     Capitalized Software Development Costs	   57,760
     Goodwill                                1,082,837
     Other Assets                                5,863
        Total Assets                         1,922,500

     Accounts Payable and Accrued Expenses      78,541
     Line of Credit                            175,000
     Current Portion of Long Term Debt         156,616
        Total Current Liabilities              410,157
     Long Term Debt                            267,343
        Total Liabilities                      677,500

     Total Purchase Price                   $1,245,000



Pro Forma combined condensed financial information, for the years ended December 31, 1994 and 1993, presented below, gives effect to the acquisition of DTR, as though it were effective at the beginning of those periods. The pro forma information may not be indicative of the results that would have occurred if the acquisition and issuance of common stock had been effective on these dates, or of the results that may be obtained in the future.


                                 Year Ended December 31,


                                 1994               1993

  Total Operating Revenues   $ 7,971,255        $10,775,441
  Operating Income (Loss)    $(3,742,807)       $   209,268
  Net Income (Loss)          $(3,895,279)       $   184,397
  Net Income (Loss)
   Per Share                 $     (0.66)       $      0.03



C.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                        December 31,


                                 1994               1993

  Furniture and fixtures     $   264,424        $   193,957
  Equipment                    2,703,884          2,186,002
  Leasehold improvements         110,150            108,921
  Equipment under capital
   lease                          74,489              -

                               3,152,947          2,488,880
  Less accumulated
   depreciation and
   amortization                1,939,978          1,585,876
                             $ 1,212,969        $   903,004


D.     LINE OF CREDIT


The Company entered into a revolving line of credit with a bank on October 12, 1994. Under the terms of the Revolving Credit and Security Agreement, the Company has available the lesser of $3,500,000 or 75% of total "eligible accounts". The loan is payable on demand. Eligible accounts are defined as accounts receivable, less amounts aged over 90 days, plus remaining unbilled contract amounts. The maximum permitted loan balance as of March 31, 1995 was $3,500,000. The agreement bears interest at the lender's prime rate plus 1% (9.5% at December 31, 1994), and is collateralized by all assets of the Company. Restrictive covenants require, among other things, tangible net worth of not less than $2,355,000 on December 31, 1994, and a ratio of total liabilities to tangible net worth of not more than 2 to 1 as of the end of any quarter during the term of the loan. Borrowings under this agreement at December 31, 1994 were $2,788,401.

On November 21, 1994, the Company advised the Bank that principally as a result of the restated financial statements for the years ended December 31, 1993 and 1992, and the three quarters in the nine month period ended September 30, 1994, that the Company would be in technical default of the financial covenants and certain other events of default as defined in that certain Revolving Credit and Security Agreement dated October 12, 1994. On January 10, 1995, the bank provided the Company a waiver of Default to the specific conditions existing on December 31, 1994. The Company is renegotiating the financial covenants and certain other default provisions and believes that it will be able to continue to rely on this credit line to meet its working capital requirements.



E.     LONG TERM DEBT


Long term debt consists of the following:

                                       December 31,

                                 1994               1993
  Note payable -
   related party             $   115,973              -
  Capital lease obligations       65,168              -
                                 181,141              -
  Less:  current portion         (68,572)             -
                             $   112,569              -

The note payable-related party is a deferred compensation agreement with the Company's current President assumed in connection with the acquisition of Dynamic Technical Resources, Inc. and is payable in 31 remaining monthly installments of $4,167 at an imputed interest rate of 8.25%.

The Company leases computer equipment, which may be purchased after specified dates by payment of remaining rentals plus bargain purchase option amounts. Rentals are payable through various dates to August 1997 with imputed interest rates ranging from 17% to 23%. Capital leases as of December 31, 1994 and 1993 are as follows:


                                 1994               1993

  Equipment                   $    74,489             -
  Less:  accumulated
   depreciation                    (7,449)            -
                              $    67,040             -

As of December 31, 1994, minimum annual rental commitments under capital leases are as follows:


          Year Ending December 31,
          1995                            $    34,883
          1996                                 29,791
          1997                                 13,489
          Total minimum lease payments         78,163
          Less:  amounts representing
           interest                           (12,995)
          Net                             $    65,168

The Company leases certain equipment and office space under noncancelable operating leases. The leases call for monthly payments over terms of three to five years and include renewal options. With respect to the equipment leases, the Company is liable for all taxes, repairs and insurance.

The future minimum rental payments under operating leases as of December 31, 1994 are as follows:


          Year Ending December 31,

          1995                            $   318,291
          1996                                322,518
          1997                                297,904
          1998                                209,438
          1999                                 70,625
          Total                            $1,218,776

The Company leased office space in 1994 owned by the Company's CEO and the Company's President, COO under terms which approximate fair market rent. During 1994, $39,089 was expensed under this related party lease. Total rent expense on all operating leases was $208,000, $204,000, and $215,000 for the years ended December 31, 1994, 1993 and 1992, respectively.











F.     INCOME TAXES


The components of income tax expense (benefit) are as follows:


                                   Year Ended December 31,

                                 1994        1993        1992
Current income tax expense
 (benefit) before operating
 loss carry forward         $(1,523,000) $     3,000   $(395,000)
Tax effects of temporary
 differences                     44,000       96,000    (399,000)
Non-recognition of benefits
 of operating loss carry
 forward                      1,479,000        -         794,000
Benefits of operating loss
 carry forward                    -          (99,000)      -
                            $     -      $     -       $   -


Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax as of December 31, 1994, are as follows:




                                             1994         1993
   Deferred tax assets:
     Operating loss carryforwards       $ 3,365,000  $ 1,458,000
     Tax credit carryforwards               701,000      500,000
     Other                                   85,000      114,000
                                          4,151,000    2,072,000
   Deferred tax liabilities:
     Capitalized software development
      costs                                (729,000)    (540,000)
     Depreciation                           (46,000)       -
   Net deferred tax asset                  3,376,000   1,532,000
   Valuation allowance                    (3,376,000) (1,532,000)
   Net deferred tax                      $     -      $    -



The net deferred tax asset is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset. The valuation allowance increased $1,844,000 from the allowance of $1,532,000 at January 1, 1994.

The provision for Federal income taxes differs from the amount computed by applying the statutory rate to net earnings (loss) before income taxes for each of the three years in the period ended December 31, 1994, as follows:



                                        Amount of Tax
                                1994        1993        1992

Computed expected tax
 expense (benefit)         $(1,257,000)  $   84,000  $ (718,000)
State taxes, net of
 federal benefit              (222,000)      15,000     (76,000)
Non-recognition of
 benefits of operating
 loss carryforward           1,479,000        -         794,000
Benefits of operating loss
 carryforward                    -          (99,000)      -
                           $     -       $    -      $    -



At December 31, 1994, the Company had unused operating loss carryforwards for tax and alternative minimum tax purposes of approximately $9,178,000 and $8,828,000, respectively, and unused tax credits of approximately $700,000. These operating loss carryforwards and tax credits expire in varying amounts during 1996 through 2009. The Company's use of its tax operating loss carryforwards is limited to approximately $800,000 per year under the provisions of the Internal Revenue Code.

The sources of temporary differences and their tax effects for the year ended December 31, 1992 are as follows:



                                      1992

Loss from discontinuance
 of product line                  $ (577,000)
Capitalization and
 amortization of software
 development costs                   211,000
Depreciation                         (30,000)
Provision for bad debts               (3,000)
Other                                  -
                                  $ (399,000)



G.     CAPITAL STOCK, WARRANTS AND OPTIONS


In connection with a public offering of the Company's common stock in December, 1991, the Company granted an option to the Underwriters to purchase 100,000 shares of common stock at the public offering price to cover over-allotments. This option was exercised in January, 1992 and resulted in net proceeds to the Company of approximately $290,000.

During 1993, the shareholders approved and the Company adopted a stock warrant and option plan for directors and management employees whereby 250,000 shares of common stock are reserved for issuance under the Plan. The directors' warrants are five year warrants which vest under varying terms and are issued at an exercise price equal to the market price of the Company's common stock on the date of grant. The management employees' stock options are fully vested one year after date of issuance and expire ten years after the first anniversary. Employee options are issued at an exercise price of no less than 85% of the market price of the Company's common stock on the date of grant.

At December 31, 1994, the Company had stock warrants and options outstanding to purchase shares of its common stock under a stock warrant and option plan as follows:



              Number    Presently    Price    Year    Expiration
                of     Exercisable    Per    Granted    Date
              Shares                 Share

Directors'
Warrants:     25,500     25,500      $1.75    1990     May 1995
              51,000     51,000      $3.06    1991     May 1996
               5,000      5,000      $3.00    1992     June 1997
              10,000     10,000      $2.25    1993     June 1998
              25,500      8,500      $2.06    1993     Jan. 1998
              25,500        0      $1.9375    1994     June 1999
               5,000        0        $2.25    1994     June 1999
Management
Employees'
Options:       -          -
             147,500    100,000


As part of the public offering in December 1991, the Company granted warrants to the underwriters for 35,000 shares of common stock. These underwriter warrants are exercisable at any time after the first anniversary of their issuance date up to and including the fifth anniversary date. The initial exercise price was $3.61 per share and increases to $3.84, $4.08, and $4.32 per share on the second, third and fourth anniversaries, respectively, of the grant. None of these warrants have been exercised as of December 31, 1994.

The Company adopted an incentive stock option plan in 1983 for key employees whereby 400,000 shares of common stock were reserved for issuance under the Plan. Options granted vest 40%, 30% and 30% on the first, second and third anniversaries of their issuance, respectively and expire ten years after the date of grant. At December 31, 1994, the Company had granted options of 355,040 shares, of which options for 99,240 shares had been exercised and options for 68,000 shares were exercisable at between $1.00 and $1.9375 a share. No new options will be granted under the terms of this Plan.

During 1993, the shareholders approved and the Company adopted a new ten year incentive stock option plan for employees whereby 100,000 shares of common stock are reserved for issuance under the Plan. The terms of this 1993 Plan are similar to the 1983 Plan. At December 31, 1994, the Company had granted options of 34,750 shares, no options had been exercised and options for
8,000 shares were exercisable at $2.25 a share.   Under both the
1983 Plan and the 1993 Plan, the exercise price for stock options may not be less than the market price of the Company's common stock at date of grant.

Incentive stock option activity under the 1983 and 1993 Plans and price information follows:



                                                    Stock Option
                                        Shares      Price Range

Balance at January 1, 1992             331,350     $1.00 - $3.06
  Exercised                             (5,400)    $1.72 - $1.94
  Granted                                -
  Canceled                              (4,900)    $1.72 - $1.94

Balance at December 31, 1992           321,050     $1.00 - $3.06
  Exercised                             (6,500)        $1.00
  Granted                               58,500         $2.25
  Canceled                              (2,000)        $1.53

Balance at December 31, 1993           371,050     $1.00 - $3.06
  Exercised                            (56,750)    $1.00 - $2.25
  Granted                               34,575        $1.9375
  Canceled                            (246,125)    $1.00 - $3.06

Balance at December 31, 1994           102,750     $1.00 - $2.25



During 1993 the shareholders approved and the Company adopted an Employee Stock Purchase Plan effective for a five year period beginning January 1, 1994. The Company reserved 200,000 shares of common stock for issuance under the Plan. The Plan operates in one or more phases of six months each and is open for enrollment by employees working at least 20 hours per week and who have completed at least five months of service. Phase I ended June 30, 1994 at which time 5,274 shares of stock were issued at $1.65. Phase II ended December 31, 1994 at which time 2,535 shares were issued at $.98.


On July 6, 1994, the Company's Board of Directors in connection with an employment agreement granted options to Mr. David Pomerance, the Company's CEO, covering 250,000 shares of common stock. The options are exercisable through July 6, 1999 in accordance with a vesting schedule of 40% upon grant plus 20% per year for each of three years thereafter at an exercise price equal to the fair market value on the date of the grant of $1.875 per share. On August 23, 1994, the Company's Board of Directors in connection with an employment agreement granted options to Mitchel J. Laskey, the Company's President and COO, covering 250,000 shares of common stock under similar terms at an exercise price equal to the fair market value on the date of the grant of $1.6875. Both option agreements provide for early vesting upon death or employment termination without cause.

The Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock, in such series and variations in the relative rights and preferences, including voting rights, if any, between series as the Board of Directors shall determine. No preferred stock has been issued nor is outstanding as of December 31, 1994.



H.     MAJOR CUSTOMERS AND VENDOR


Columbia Healthcare Corporation (Columbia) (formerly - Humana/Galen) accounted for 2%, 11% and 26% of the Company's total revenues during 1994, 1993 and 1992, respectively.
Columbia has been a client of the Company's since 1983. The Company and Columbia executed a perpetual license agreement during 1990 for various LabPro software products. The agreement allows Columbia to install the Company's Laboratory Information Systems, including several enhancements modules, in any of Columbia's United States hospitals. During 1993, Humana split up its operations and transferred its interest in its contract with the Company to Galen Healthcare, Inc., a for-profit healthcare provider that owns and operates 79 U.S. hospitals. In 1993, Galen merged with Columbia Healthcare Corporation.
Humana/Galen's interest in the contract has been transferred to Columbia. The Company received the final of three annual installment payments of approximately $650,000 for this license agreement during the third quarter of 1992.

No other customer accounted for more than 10% of the Company's total revenues during 1994,1993 or 1992.

In the past both Prime Computer and IBM have been significant hardware vendors to the Company. As a result of Prime Computer's decision to discontinue its 50-Series hardware platform, IBM is presently the Company's only significant hardware vendor.



I.     RESTATEMENT


In July 1994, the Company's Board of Directors elected a new CEO who previously had been an outside member of the Company's Board of Directors. Shortly thereafter (August 23, 1994), the Company's wholly owned subsidiary (Dynamic Healthcare Technologies, Inc.) merged with Dynamic Technical Resources, Inc.
(DTR). The Chairman and CEO of DTR was then elected President and COO of the Company. This "new management" team during their preliminary review of the Company's operations, internal controls and financial accounting discovered possible errors in its previously issued financial statements. This information was promptly communicated to the audit committee of the Board of Directors, who then acted to authorize an independent internal investigation on or about November 15, 1994. The investigation was conducted by the Company's legal counsel and an independent certified public accountant. The commencement of the preliminary investigation was disclosed in Form 10-Q for the quarterly period ended September 30, 1994 filed on November 22, 1994. At such time, the Company was not certain that adjustments should be made for prior periods. The Company issued a press release on November 21, 1994 indicating the results of the quarter ended September 30, 1994 and that preliminary adjustments were made to the reported revenue for the first and second quarters of 1994. As a result of the completion of the investigation, the Company determined that the previously reported financial statements for the years ended December 31, 1992 and 1993 required restatement, primarily because revenue had been recognized for certain sales of software components that the Company determined had not been delivered to customers. Shortly after making this determination the Company recalled its previously issued financial statements for the years ended December 31, 1992 and 1993, and restated and reissued them on Form 10-KA to the Securities and Exchange Commission. In addition, the interim financial statements previously issued for the quarterly periods ended March 31, 1994, June 30, 1994 and September 30, 1994 were restated and reissued on Forms 10-QA.

The net effects of the restatements on the previously issued annual financial statements are summarized as follows:


                                     1993             1992
  Increase (Decrease) in:

    Operating revenues            $ (525,517)     $ (342,350)
    Total costs and expenses         (80,328)          -
    Operating Income (Loss)       $ (445,189)     $ (342,350)
    Net Earnings (Loss)           $ (445,189)     $ (342,350)


The adjustments which have been made to prior periods, in the opinion of management, are necessary for a fair statement of the results of operations for the periods restated. These adjustments resulted principally from mistakes in the application of generally accepted accounting principles with respect to revenue recognition for software transactions.







J.     RESTRUCTURING


On November 15, 1994, the Company adopted a plan to restructure certain of its operations and to re-evaluate certain other activities. The Company's plan includes reduction in the workforce, restructuring of the sales compensation program, relocation of the corporate office and the planned closing of the Lincoln, Nebraska operation. Accordingly, the Company has provided or incurred $686,439 to write down assets to the net realizable value and to cover the costs associated with the restructuring. The costs associated with this action have been identified as "Restructuring Costs" in the Consolidated Statement of Operations for the year ended December 31, 1994, and are summarized as follows:


                        Accrual      Paid                Accrual
                      November 15,    or      Accrual    December
                         1994      Incurred  Adjustment  31, 1994


Excess costs
 attributable to
 exit activities      $  254,430  $(213,930) $   0       $ 40,500

Noncancelable lease
 termination costs       206,357    (28,738)     0        177,619

Involuntary employee
 termination benefits     95,060    (68,215)     0         26,845

Employee costs after
 operations cease        130,592    (54,592)     0         76,000

                      $  686,439  $(365,475) $   0       $320,964



The Company anticipates completion of the plan of restructure on or before June 30, 1995. All employee groups are being restructured and the Company plans 44 employee terminations. As of December 31, 1994 actual involuntary termination benefits of $68,216 have been paid to 21 terminated employees.



K.     SUBSEQUENT EVENTS


Merger

On January 1, 1995 the Company's wholly owned subsidiary Dynamic
Healthcare Technologies, Inc. was merged with and into the Company.


Litigation

In February 1995, in connection with the results of the Company's internal investigation and Mr. Terrano's resignation, the Company instituted proceedings against Mr. Terrano, the Company's former President, in the District Court of Lancaster County, Nebraska, which proceedings are currently pending. The Company alleges that Mr. Terrano made fraudulent and negligent representations to the Company's Board of Directors which resulted in the Company's acceptance of a handwritten memorandum modifying Mr. Terrano's employment agreement, breached his fiduciary duty to the Company and breached his obligations under his employment agreement with the Company. The Company is seeking to recover damages of approximately $46,000, in addition to a declaratory judgment determining that no severance pay is due Mr. Terrano and that the handwritten memorandum is invalid and unenforceable and does not modify his employment agreement.

In another matter, the Company is a defendant in an action filed by the Company's former Vice President, in the District Court of Lancaster County, Nebraska, alleging that the Company did not lawfully terminate her for cause, and therefore, the Company is in breach of her employment agreement. The former employee is seeking severance payment. The Company is vigorously contesting this case.

These cases are in the early stages of discovery and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome of either case at this time.


Revised Acquisition Consideration

The Company's Board of Directors determined that an adjustment to the consideration given to the DTR shareholders in connection with the acquisition was required. On March 5, 1995, the Board of Directors agreed to issue an aggregate of 610,000 additional shares of common stock of the Company to be distributed among the former shareholders of DTR on a pro-rata basis, with the same rights, privileges and restrictions as the original consideration received by such shareholders in connection with the acquisition. Such former DTR shareholders, in turn, agreed to release the Company from any claims they may have against the Company, its current officers and directors and to cooperate and assist the Company in the event the Company elects to file a civil lawsuit against any professional or other third parties for damages resulting from the events and matters that led to the Company's restated financial statements. The additional shares were issued on March 31, 1995. The recorded cost of the acquired enterprise was not affected by the issuance of these additional shares.


SEC Informal Investigation

In March 1995 the Company was informed that the Securities and Exchange Commission was conducting an informal investigation which the Company believes is related to the Company's previous revenue recognition practices. Although the Company intends to fully cooperate with the Securities and Exchange Commission's investigation, there can be no assurance that the Securities and Exchange Commission will not institute a formal Securities and Exchange Commission proceeding against the Company.


Financing

On March 20, 1995, the Company and the Bank entered into a letter agreement whereby the terms of payment under the Revolving Credit and Security Agreement will be modified to reflect a maturity date of April 30, 1996 in lieu of the current demand provision, subject to: (1) the closing and funding of a $1,000,000 equity or debt injection, subordinated to the Bank debt and on terms and conditions acceptable to the Bank; and (2) the modification and expansion, on terms acceptable to the Bank, of existing financial covenants based upon Company-prepared projections of financial condition deemed reasonable by the Bank and tested on a quarterly basis. The Company is working with various parties on debt and/or equity financing arrangements. The Company is confident that it will be successful in securing financing and that the terms and conditions will be acceptable to the Bank as set forth.



L.     UNAUDITED QUARTERLY INFORMATION


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






Operating results as restated where applicable, are summarized as follows (in thousands, except per share data):


                           Three Months Ended
                           (Unaudited)
1994                       March 31   June 30  Sept. 30  Dec. 31


Total Operating Revenues   $2,254     $1,401   $1,676    $1,656
Operating Income (Loss)      (198)      (674)    (706)   (1,981)
Net Earnings (Loss)          (204)      (691)    (737)   (2,066)
Net Earnings (Loss)
 Per Share                  ( .04)      (.13)   (0.13)    (0.37)
Shareholders' Equity        3,298      2,652    3,133     1,112



                           Three Months Ended
                           (Unaudited)
1993                       March 31   June 30  Sept. 30  Dec. 31


Total Operating Revenues   $2,364     $2,492   $2,756    $ 2,076
Operating Income (Loss)       113        118      311       (289)
Net Earnings (Loss)           116        114      305       (289)
Net Earnings (Loss)
 Per Share                   0.02       0.02     0.06      (0.05)
Shareholders' Equity        3,326      3,446    3,751      3,462


M.      EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE
        INDEPENDENT AUDITORS REPORT


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


(5) Redemption. The shares of the Series A Preferred Stock are not subject to redemption on or prior to the date three years from the date of issuance of such shares. After the date three years from the date of issuance of such shares, the Series A Preferred Stock is redeemable in whole or in part, at any time at the option of the Corporation, at the following redemption prices: (i) if redeemed during the first 12-month period - $1.10 per share, and (ii) $1.00 per share thereafter, plus an amount in cash equal to all accrued and unpaid dividends thereon to the date fixed for redemption.

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

(7)     Status of Converted Stock.  In case any shares of Series
A Preferred Stock shall be converted pursuant hereto, the shares so redeemed shall resume the status of authorized but unissued shares of Series A Preferred Stock.

On June 15, 1995 the Company authorized a Private Placement
Offering of Subordinated Convertible Notes.

On July 5, 1995 the Company received notification from the NASDAQ Review Committee that the Company's request for temporary exemption from the NASDAQ's capital and surplus maintenance requirement was denied, and that the Company 's Common Stock would be suspended from trading on the NASDAQ system. The Company is in the process of a written appeal to the NASDAQ Review Committee which includes reference to the completion of the Private Placement Offering, and the current status of the Rights Offering.

On July 11, 1995, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to begin the registration process of 4,535,118 Series A Shares, 4,535,118 Common Shares and 3,291,407 Rights ("the Rights Offering"). The Company is intending to issue to the holders of Common Stock in the ratio of one Right to purchase one (1) Series A Share for $1.00 per share for every two (2) shares of Common Stock held as of the record date to be defined. Each Right also carries the right to subscribe for an unlimited number of Series A Shares that are not otherwise purchased pursuant to the exercise of Rights up to the total number of rights issued plus, at the Company's option, up to an additional 493,711 Series A Shares. The Rights are intended to be evidenced by transferable certificates.

On July 31, 1995 the Company announced the closing of the Private
Placement Offering issuing $775,000 of Subordinated Convertible
Notes. Management expects all of the Notes to be converted into an aggregate of 775,000 Series A Shares upon effective registration of the proposed Rights Offering.

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
Dynamic Healthcare Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Dynamic Healthcare Technologies, Inc. (formerly Terrano Corporation) and subsidiary as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Healthcare Technologies, Inc. and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                            /S/KPMG PEAT MARWICK LLP
                            KPMG PEAT MARWICK LLP





Orlando, Florida
March 31, 1995

                   INDEPENDENT AUDITORS' REPORT






To the Board of Directors of
  Terrano Corporation:


We have audited the accompanying balance sheet of Terrano
Corporation as of December 31, 1993, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Terrano Corporation as of December 31, 1993, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

As discussed in Note I, the accompanying financial statements for the years ended December 31, 1993 and 1992 have been restated.




                                /S/DELOITTE & TOUCHE LLP
                               DELOITTE & TOUCHE LLP





Orlando, Florida
March 16, 1994
(January 11, 1995 as to Notes I and J)

                       CORPORATE INFORMATION
                        Board of Directors


David M. Pomerance
Chief Executive Officer
Terrano Corporation


Mitchel J. Laskey, C.P.A.
President and Chief Operating Officer
Terrano Corporation


Thomas J. Martinson, Chairman
President
Martinson & Company, Ltd.


Kenneth C. Coon
Chairman and Chief Executive Officer
Acceptance Insurance Companies, Inc.


Jerry L. Carson
Executive Vice President and Chief Financial Officer
Evans Enterprises


                             Officers

David M. Pomerance
Chief Executive Officer
Secretary


Mitchel J. Laskey, C.P.A.
President and Chief Operating Officer
Treasurer


Philip R. Kneeland
Vice President
Technical Operations


Mary Lu Lander
Vice President
Marketing


Matthew P. Lawton
Vice President
Sales


Linda A. Moline, R.R.A.
Vice President
Professional Services


Paul S. Glover
Vice President of Finance
Chief Financial Officer


Transfer Agent and Registrar
Norwest Bank Minnesota, N.A.
161 North Concord Exchange
South St. Paul, Minnesota 55075
(612)450-4064


Auditors
KPMG Peat Marwick, LLP
111 North Orange Avenue, Suite 1600
Orlando, Florida 32801
(407)423-3426


Legal Counsel
Cohen, Berke, Bernstein, Brodie, Kondell & Laszlo, P.A.
Terremark Center - 19th Floor
2601 S. Bayshore Drive
Miami, Fl 33133-5460
(305)854-5900

                      STOCK TRADING INFORMATION


The Common Stock of Terrano Corporation is traded under the NASDAQ symbol TRNO in the over-the-counter market.

                       COMMON STOCK INFORMATION

The approximate number of record holders of the Company's Common
Stock on March 28, 1995, was 485. High and low bid quotations for the Common Stock for the last eight quarters are presented below:

                          1994                    1993

Quarter Ended       High         Low        High         Low

March 31           $2.750       $2.000     $2.125      $1.500
June 30             2.125        1.750      2.250       1.750
September 30        1.875        1.500      2.375       2.000
December 31         2.000        1.000      2.375       2.000

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

           ANNUAL REPORT ON FORM 10-K, WITHOUT EXHIBITS

Terrano Corporation's annual filing with the Securities and Exchange Commission (Form 10-K) is available upon request without charge to shareholders by writing to:

                          Gail E. Carter
                   Investor Services Department
                       Terrano Corporation
                195 Wekiva Springs Road, Suite 324
                     Longwood, Florida 32779
                         (407) 862-9991


                         ANNUAL MEETING

The Annual Meeting of Shareholders of Dynamic Healthcare
Technologies, Inc. was held on June 13, 1995, in Maitland,
Florida.

                   INDEPENDENT AUDITORS' CONSENT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We consent to incorporation by reference in the registration statements (No. 33 -72684 and 33-72764) on Form S-8 of Dynamic Healthcare Technologies, Inc. (formerly Terrano Corporation) of our reports dated March 31, 1995, relating to the consolidated balance sheet of Dynamic Healthcare Technologies, Inc. and subsidiary as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and related schedule, which reports appear in the December 31, 1994 annual report on Form 10-KA of Dynamic Healthcare Technologies, Inc.





                                   /S/KPMG PEAT MARWICK LLP
                                   KPMG PEAT MARWICK LLP






Orlando, Florida
September 5, 1995