Form 10-Q
period 1995-09-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1995-11-15
CIK 720481

THIS DOCUMENT IS A COPY OF THE 10-Q FOR THE PERIOD ENDING
SEPTEMBER 30, 1995 FILED ON NOVEMBER 14, 1995 PURSUANT TO A RULE
201 TEMPORARY HARDSHIP EXEMPTION.


SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended     September 30, 1995


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

As of November 8, 1995, there were 6,589,071 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of (15) fifteen pages.

The index to exhibits appears on page (14) fourteen.


PAGE 2

PART 1.     FINANCIAL INFORMATION


Item 1.Financial Statements

See attached statements following this item number.

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Condensed Balance Sheets


<CAPTION
                            September 30,     December 31,


                                     1995              1994
                                  (Unaudited)        (Restated)
ASSETS
Current assets:

  Cash and cash equivalents       $   408,386      $     10,173

  Accounts receivable, net of
  allowance for doubtful
  accounts of $150,000 at
  September 30, 1995, and
  $250,000 at December 31,1994      1,717,868       2,166,813

  Unbilled receivables                413,827         528,372

  Other current assets                 89,710         199,651

    Total current assets            2,629,791       2,905,009

Property, equipment and
leasehold improvements,
net of accumulated
depreciation of $1,735,371
at September 30, 1995, and
$1,939,978 at December 31, 1994     1,112,794      1,212,969

Capitalized software
development costs, net of
accumulated amortization of
$1,689,054 at September 30,
1995, and $1,273,095 at
December 31, 1994                   2,018,388      1,821,917

Goodwill, net of accumulated
amortization of $170,806 at
September 30, 1995, and
$54,787 at December 31, 1994          912,031      1,028,050

Other assets                           64,134         32,171

                                   $6,737,138     $7,000,116




LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:

  Borrowings under line of credit  $  500,000     $2,788,401


  Accounts payable and accrued
  expenses                            757,013      1,182,450

  Deferred revenue                    948,588      1,452,895

  Advanced billings                   232,529        351,835

    Total current liabilities       2,438,130      5,775,581

Long-term debt                      3,733,349        722,569

    Total liabilities               6,171,479      6,498,150

Common stock, $0.01 par value;
authorized 20,000,000 shares,
issued and outstanding
6,589,071 shares at September
30, 1995, and 5,967,815 shares
at December 31, 1994                   65,891         59,678

Additional paid-in capital          9,493,901      8,879,296

Deficit                            (8,994,133)    (8,437,008)

    Total shareholders' equity        565,659        501,966

                                   $6,737,138     $7,000,116



  See notes to condensed financial statements

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)


                             Three Months         Nine Months
                                Ended                Ended
                             September 30,        September 30,



                          1995        1994     1995          1994


Operating revenues


  Computer system
  equipment sales and
  support              $ 129,056  $ 375,281 $  871,498 $1,619,789

  Application software
  licenses               690,535    474,246  2,237,437  1,648,800

  Software support and
  maintenance          1,393,805    826,165  3,605,951  2,062,284

    Total operating
    revenues           2,213,396  1,675,692  6,714,886  5,330,873

Operating expenses

  Cost of equipment
  sold                    96,480     360,643    755,419 1,349,998

  Client services
  expense                714,842    616,113  2,079,725  1,549,965

  Software development
  costs                  336,404    309,900  1,251,526  1,161,662

  Sales and marketing
  costs                  336,748    469,422  1,454,380  1,404,552

  Joint marketing
  costs                   45,816       --       45,816     22,487

  General and
  administrative
  expense                431,460    625,681  1,379,047  1,420,082

    Total operating
    expenses           1,961,750  2,381,759  6,965,913  6,908,746
Operating income
(loss)                   251,646 (706,067)  (251,027) (1,577,873)

Other income (expense)

  Interest expense
  and financing costs (106,580)    (30,866)   (274,203)  (53,473)

  Gain/(Loss) on
  sale of fixed
  assets                (7,773)        --       (54,509)     --


  Miscellaneous         (4,526)       --        22,614      --

  Total other income
  (expense)           (103,333)    (30,866)   (306,098)  (53,473)

Net earnings (loss)
before income taxes    148,313    (736,933)  (557,125)(1,631,346)

Income taxes -
current                  --          --          --         --


Net earnings
(loss)            $  148,313  $ (736,933) $(557,125) $(1,631,346)

Net earnings
(loss) per share  $      .02  $     (.13)  $   (.09) $      (.30)

Weighted average
number of common
and equivalent
shares
outstanding        6,589,071   5,586,329   6,394,085    5,394,264



 See notes to condensed financial statements.

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Condensed Statements of Cash Flows


                                          Nine Months Ended

                                            September 30,
                                        1995            1994


Cash flows from operating activities:

Net earnings (loss)                   $ (557,125)    $(1,631,346)


Adjustment to reconcile net earnings
(loss) to net cash provided by
operating activities:

Depreciation and amortization           797,084         667,191

Book value of property disposed of      110,402           --

Changes in assets and liabilities:

  Cash - restricted                       --           (157,817)

  Accounts receivable                   448,945        (522,056)

  Unbilled receivable                    114,545       1,330,868

  Other current assets                  109,941          13,133

  Accounts payable and accrued
  expenses                             (425,437)       (535,582)

  Deferred revenues                    (504,307)       (567,044)

  Advance billings                     (119,306)         79,599

  Other assets                           (31,963)         11,578


Total adjustments                       499,904          319,870



Net cash provided (used) by operating
 activities                            (57,221)       (1,311,476)


Cash flows from investing activities:

Capitalized software development
 costs                                (612,430)        (560,378)

Purchases of property and equipment   (275,333)        (278,684)

  Net cash used in investing
   activities                         (887,763)        (839,062)


Cash flows from financing activities:

Proceeds from line of credit           611,599         519,699

Proceeds from subordinated
convertible notes payable              775,000            --

Proceeds/(repayment) of long
term debt                              (54,220)        428,837

Proceeds from issuance of
common stock                             --            101,860

Proceeds from incentive stock
option exercises                        10,818            --


Net cash flows provided by
financing activities                1,343,197        1,050,396

Net increase (decrease) in cash
and cash equivalents                   398,213        (1,100,142)


Cash and cash equivalents,
beginning of period                    10,173          1,100,142


Cash and cash equivalents, end
of period                         $   408,386              --




   See notes to condensed financial statements.

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994



(A)     Unaudited Financial Statements:

The accompanying unaudited Condensed Balance Sheet as of September 30, 1995, Condensed Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and Condensed Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1995.

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

(D)     Subordinated Convertible Notes Payable:

As of September 30, 1995 the Company issued $775,000 of
Subordinated Convertible Notes Payable (the "Notes"), in connection with a private placement transaction. The Notes bear interest at 9% percent per annum, are payable in full together with accrued interest on the earlier of (I) June 30, 1996, or(ii)on the date ten days after the closing date of a debt or equity financing by the Company resulting in gross proceeds to the Company of no less than $1,000,000, or (iii) on the expiration date of rights issued in connection with a rights offering by the Company as defined.
As additional consideration to the Noteholders, detachable warrants to purchase fully paid and nonassessable voting Common Shares of the Company at $1.00 per share, exercisable for a period of five years from the date of the Notes were also provided. For each $25,000 in Note principal warrants to purchase 5,000 Common Shares were issued.
In lieu of receiving funds, on November 10, 1995 the Subordinated Convertible Noteholders agree to convert all of the $775,000 of Subordinated Convertible Notes into 968,750 shares of the Company's Series A Preferred Stock $.01 par value.
Such conversion shall occur automatically upon the filing of a designation amending and restating the terms of the Series A
Preferred Stock with the Secretary of State of the State of Nebraska (the "Designation"). The Designation shall be filed by the Company prior to November 30, 1995. The Notes have been included as long term debt in the September 30, 1995 Balance
Sheet.

(E)     Financing and Subsequent Events

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

On September 28, 1995 the Company accepted a Letter of Intent from an institutional investor for the proposed purchase of 2,812,500 shares of Series B Preferred Stock of the Company for $2,250,000. Pursuant to the Letter of Intent, the Company's Board authorized a new class of Nine Percent (9%) Cumulative Convertible Series B Preferred Stock ("Series B Preferred
Stock") to be placed with the institutional investor. The Series B Preferred Stock is intended to have substantially the same terms as the Nine Percent (9%) Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock").

On October 20, 1995 the Company accepted a Loan Commitment from First Union National Bank of Florida ("the Bank"). The loan commitment enables the Company to refinance its current demand line of credit to a Term Note, payable in equal monthly payments of accrued interest and principle due using a 17 1/2 year amortization schedule upon a minimum principal payment of $500,000 from the sale of $2,250,000 of Preferred Stock. The Term Note would mature on March 30, 1998. As a result of the Company's intent to refinance the Line of Credit as a Term Note, $2,900,000 of the Line of Credit has been included in long term debt in the September 30, 1995 Balance Sheet.

On November 10, 1995 the Subordinated Convertible Noteholders agreed to convert all of the $775,000 of Subordinated
Convertible Notes into 968,750 shares of the Company's Series A Preferred Stock $.01 par value. The following table shows the capitalization of the Company as of September 30, 1995 as reported and on a pro forma basis to reflect the conversion of the Subordinated Convertible Notes to Series A Preferred Stock of the Company, as if it had occurred on September 30, 1995.










                                 September 30,    September 30,
                                      1995            1995
                                (In thousands)   (In thousands)
                                 As Reported        Pro Forma

Long-Term Debt                    $   3,733         $   2,958

Shareholders' Equity:
   Series A preferred stock             -                  10
   Common stock                          66                66
   Additional paid-in capital         9,494            10,259
   Deficit                           (8,994)           (8,994)
      Total shareholders' equity        566             1,341

Total Capitalization              $   4,299         $   4,299


(F)     Restatements:

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






Page 7


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


Operating results as restated where applicable, are summarized as follows (in thousands, except per share data):




                           Three Months Ended
                           (Unaudited)



1994                       March 31   June 30   Sept 30   Dec 31

Total Operating Revenues   $2,254     $1,401    $1,676    $1,656
Operating Income (Loss)      (198)      (674)     (706)   (1,981)
Net Earnings (Loss)          (204)      (691)     (737)   (2,676)
Net Earnings (Loss) Per
 Share                       (.04)      (.13)     (.13)     (.48)
Shareholders' Equity        3,298      2,652     3,133       502




Item 2. Management's discussion and analysis of financial condition and results of operations.


MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

Dynamic Healthcare Technologies, Inc. (the "Company"), reported a return to profitability during the third quarter of 1995.
This was the first profitable quarter reported in two years. Management completed its Restructuring Plan during the second quarter of 1995 and is benefiting from the results thereof. This report marks the third consecutive quarter with revenues in excess of $2.2 million.

During the third quarter of 1995 the Company  made significant progress on its Refinancing Plan (the "Plan"), begun during
the second quarter.  On July 31, 1995 the Company closed on a
Private Placement transaction as completion of Phase One of
the Plan.  Through the issuance of Subordinated Convertible
Notes(the "SC Notes"), the Company raised $775,000 of funding.
The Company had announced its intent to seek registration of a
Form S-2 ("Rights Offering") but due to delays in obtaining
approval from the S.E.C. caused the abandonment of the registration. On September 28, 1995 the Company accepted a Letter of Intent from an institutional investor for the proposed purchase of a $2,250,000 investment in the Company. The institutional investment is expected to close on or before November 30, 1995. In connection therewith, on October 20, 1995 the Company accepted a Loan Commitment from
First Union National Bank of Florida (the "Bank"), which enables the Company to refinance its current demand Line of Credit to a Note maturing on March 30, 1998 upon a minimum principal payment of $500,000 from the institutional investment proceeds. Additionally, on November 10, 1995 all of the Subordinated Convertible Noteholders elected to convert to Series
A Preferred Shares of the Company.

On September 21, 1995 the NASDAQ Review Committee ("NRC") informed the Company of its eligibility to be relisted on the NASDAQ Stock Market under NASDAQ's continuing maintenance requirements and upon timely filing of the Company's
Form 10-Q for the period ending September 30, 1995. The
NRC's decision, as cited in the Company's notification, was based on the progress the Company's Refinancing Plan had made toward achieving compliance with the NASDAQ's continuing capital and surplus maintenance requirements. The Company's return to profitability and the conversion of the SC Notes to equity of the Company enables the Company to achieve
NASDAQ relisting by insuring compliance with the continuing capital and surplus requirements.

The Company's operating results for the third quarter benefitted from centralized operations. The Company's new corporate headquarters, national support center, and restructured operations have improved interdepartmental communication and overall Company responsiveness. In addition, during the third quarter the Company's employees completed team building sessions designed to enhance Company-wide creativity, cohesiveness, productivity and team work.

Management now intends to complete its Refinancing Plan, intensify efforts to improve its product and service offerings, continue its product development activities, enhance its sales and marketing operations, and to more actively seek market expansion opportunities.

Results of Operation

During the quarter ended September 30, 1995 ("95Q3"), the Company reported revenues of $2,213,000 and net earnings of $148,000. Reported revenues represent a 32% increase over revenues of
$1,675,000 reported for the same period one year ago.   Revenues
from software support and maintenance for 95Q3 increased by in excess of $567,000 over similar revenues from the same period in 1994, principally as a result of the increase in professional service revenues. The acquisition of Dynamic Technical Resources, Inc. in August of 1994, has expanded the Company's custom programming, technical consulting, and other professional services revenue opportunities. For the nine months ended September 30, 1995, support, maintenance and other revenues increased by $1,544,000, representing a 43% growth over similar revenues reported for the same period in 1994.

Application software license revenues reported for the nine months ended September 30, 1995 also increased by more than 35% over those reported for the same period a year ago. The Company has continued to focus on shortening product delivery cycles by improving interdepartmental communication and a re-engineered installation process. This has resulted in increased productivity and a corresponding increase in application software license revenue.

As a result of the Company's shift in focus from the sale of computer equipment to software and services, revenues from computer equipment for the nine months ended September 30, 1995 decreased by over $758,000 as compared to those reported for the same period in 1994. This decline was more than offset by the increase in support, maintenance and other revenues. Total operating revenues for the nine months ended September 30, 1995 increased to $6,715,000, an increase of $1,354,000 or 26% over total operating revenues for the same period one year ago despite the decrease in hardware sales.


Total operating expenses for 95Q3 less the cost of equipment sales declined by $156,000 from the same figure 94Q3. The Company's restructuring and increased commitment to technical consulting and professional services resulted in client services expense for the 95Q3 increasing by $99,000 over 94Q3 levels. Software development costs 95Q3 increased by almost
$27,000 over 94Q3 as development efforts slowed and less costs were capitalized. Another factor has been the increased utilization of this department's staff to assist in product delivery, support and installation activities. Additionally, joint marketing costs increased by $46,000 as a result of an international LabPro 2000 sale made by a joint marketing partner. These increases were more than offset by reductions in sales and marketing and general and administrative expenses. Sales and marketing costs for 95Q3 decreased by $133,000 over 94Q3 results as the Company combined selling efforts and reduced staffing. General and administrative costs for 95Q3 also decreased by $194,000 over the similar costs reported for 94Q3 reflecting the results of centralization after consolidating with Dynamic Technical Resources, Inc. in Florida.

As a result of the Company's restructured operations and revenue growth, the Company reported operating income of $252,000 for 95Q3 compared to a loss of $706,000 for 94Q3, a $958,000 improvement.

Interest expense and financing costs increased to $107,000 during 95Q3. During the quarter the Company completed a Private
Placement transaction issuing $775,000 of Convertible
Subordinated Notes bearing interest of 9% per annum.
Additionally, the Bank Line of Credit balance of $3,400,000 was outstanding during the entire quarter.

Liquidity and Capital Resources

As of September 30, 1995, the Company reported working capital of $192,000 and cash of $408,000. The Company's Refinancing Plan completed Phase One during 95Q3 resulting in the issuance of $775,000 of Convertible Subordinated Notes. On November 10, 1995, all of the SC Notes were converted to Series A Preferred Shares of the Company. Additionally, the Company intends to refinance the Bank Line of Credit as a note maturing on March 30, 1998 under an existing Loan Commitment. Both the $2,900,000 of Bank Line of Credit balance expected to be refinanced and the $775,000 of SC Notes subsequently converted have been included in the September 30,1995 Condensed Balance Sheet as long term debt.

Software support and maintenance billings are somewhat seasonal with respect to renewals, billings and collections. Annual renewals are principally calendar year based, and as such, are anticipated to provide a near term infusion of cash. Historically, approximately 42% of software support and maintenance contracts are billed during the fourth quarter. The decline in accounts receivable at September 30, 1995 of $449,000 from the balance at December 31, 1994, and in deferred revenue of $504,000 during the same period principally result from this seasonality.

Advance billings on September 30, 1995 declined by $119,000 from the balance on December 31, 1994 and unbilled receivables declined by $115,000 during the same period. The Company has improved interdepartmental communication and tightened project management. The result has been to reduce its product delivery cycles and billing lead time.

Capitalized software development costs as of September 30, 1995 increased by $196,000 over the balance on December 31,1994. The
Company continues to capitalize costs of Monitrax and the Company's document imaging solution.

The Company expects to close the infusion of $2,250,000 equity investment from an institutional investor and the refinancing of the Bank Line of Credit on or before November 30, 1995. Completing Phase One and issuing $775,000 of SC Notes provided much needed bridge financing. The November 10, 1995 conversion of all of the SC Notes to Series A Preferred
Shares together with a return to profitability have positioned the Company to comply with the relisting requirements of NASDAQ.

The completion of the Refinancing Plan is vital for the Company to advance its current plans to improve its product and service offerings, continue its product development activities, enhance its sales and marketing operations, and to more actively seek market expansion opportunities.

Page 11
PART II.     OTHER INFORMATION



Item 1.      Legal Proceedings

             There have been no material developments in existing or pending legal proceedings involving the Company.


Item 2.      Changes in Securities

             The information required by this item is incorporated by reference to Footnote E of the financial statements included in Part I herein.


Item 3.      Defaults Upon Senior Securities

             The information required by this item is incorporated by reference to Footnote E of the financial statements included in Part I herein.


Item 4.      Submission of Matters to a Vote of Securities
             Holders

             None


Item 5.      Other Information

             None.


Item 6.      Exhibits and Reports on Form 8-K

            (a)     Exhibits:

                    Exhibit 11: Statement Regarding Computation of Per Share Earnings.

            (b)     Reports on Form 8-K:

                    None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            (Registrant)





Date  November 14, 1995      /S/MITCHEL J. LASKEY
                             Mitchel J. Laskey
                             President, Chief Operating Officer
                             and Treasurer



Date  November 14, 1995      /S/PAUL S. GLOVER
                             Paul S. Glover
                             Vice President of Finance, CFO



















Page 13






FORM 10-Q
DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

Index to Exhibits



Description of Exhibit                           Page Number

Exhibit 11:  Statement regarding computation
             of per share earnings                   15

FORM 10-Q
DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

Exhibit 11


Computation of Weighted Average Number of Shares Outstanding
Per Share Earnings

                       Three Months           Nine Months
                       Ended                  Ended
                       September 30,          September 30,
                       (Unaudited)            (Unaudited)


                   1995          1994        1995         1994

Earnings (loss)
available for
common
shareholders:

Net earnings
(loss)          $  148,313   $(736,933)   $(557,125) $(1,631,346)
Weighted average
number of common
shares
outstanding and
earnings per
share:

Primary:

Weighted average
number of common
shares
outstanding      6,589,071   5,586,329    6,394,085    5,394,264

Dilutive effect
of options and
warrants using
treasury stock
method                --          --            --           --

Weighted average
number of common
and common
equivalent shares
outstanding      6,589,071   5,586,329    6,394,085    5,394,264

Earnings (loss)
per share -
primary         $      .02   $     (.13)  $     (.09)  $    (.30)


Fully diluted:

Weighted average
number of common
shares
outstanding       6,589,071  5,586,329    6,394,085    5,394,264

Dilutive effect
of options and
warrants using
treasury stock
method                 --         --           --           --

Weighted average
number of common
and common
equivalent shares
outstanding
assuming full
dilution          6,589,071  5,586,329     6,394,085   5,394,264

Earnings (loss)
per share - fully
diluted          $      .02 $     (.13)    $    (.09) $     (.30)

