Form 10-K/A
period 1994-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1995-11-16
CIK 720481

FORM 10-KA NO. 2
           SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549



(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended     December 31, 1994     or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _____________to______________

Commission File Number      0-12516


 Dynamic Healthcare Technologies, Inc.
(Exact name of registrant as specified in its charter)

 Nebraska                                   47-0643468
(State of Incorporation)                   (IRS E.I.N.)

 101 Southhall Lane, Suite 210, Maitland, Florida   32751
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

The index to exhibits appears on page twenty-two (22).


Documents Incorporated by Reference

(1) Portions of the definitive proxy statement for the Company's 1995 Annual Meeting of Shareholders, to be filed within 120 days of the end of the Company's fiscal year covered by this report, pursuant to General Instruction G(3) to Form 10-K.



























                           FORM 10-KA NO. 2
               DYNAMIC HEALTHCARE TECHNOLOGIES, Inc.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1994.



                         FORM 10-KA NO. 2
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             PART II


Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters

    (a) The information called for by this item is incorporated herein by reference from pages 55-57 of
            Exhibit 13 to this Form 10-K.

    (b) As of August 28, 1995, there were 1662 shareholders of record of the Company's Common Stock.

    (c) The Company has declared no cash dividends on its common stock since its inception and plans to continue to invest all earnings back into the Company in the foreseeable future.


Item 6.     Selected Financial Data

The information required by this item is incorporated herein by reference from page 28 of Exhibit 13 to this Form 10-K.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

The information required by this item is incorporated herein by reference from page 29 through page 38 of Exhibit 13 to this Form
10-K.


Item 8.     Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference from page 39 through page 57 of Exhibit 13 to this Form
10-K.


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
































                           FORM 10-KA NO. 2
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             PART III


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

                           FORM 10-KA NO. 2
               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            PART IV


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

The Financial Statements listed above are all incorporated by reference to pages 39 through 61 of Exhibit 13 to this Form
10-KA.

      2.     Financial Statement Schedules

Index                                  Schedule No.    Page No.

Independent Auditors' Report on
Financial Statement Schedules as of
and for the Year Ended December 31,
1994.                                       ---            18

Independent Auditors' Report on
Financial Statement Schedules as of
and for the Years Ended December 31,
1993 and 1992.                              ---            19

Valuation and Qualifying Accounts           II             20








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



                        FORM 10-KA NO. 2
               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dynamic Healthcare Technologies, Inc.
Commission File No. 0-12516
IRS E.I.N. 47-0643468


By  /S/PAUL S. GLOVER                  Date November 14, 1995
Paul S. Glover,
Vice President of Finance, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                 Date

/S/THOMAS J. MARTINSON  Chairman of the Board  November 14, 1995
Thomas J. Martinson

/S/DAVID M. POMERANCE      CEO, Secretary      November 14, 1995
David M. Pomerance           & Director

/S/MITCHEL J. LASKEY       President, COO,     November 14, 1995
Mitchel J. Laskey       Treasurer & Director

/S/PAUL S. GLOVER        Vice President of     November 14, 1995
Paul S. Glover             Finance, CFO

/S/JERRY L. CARSON           Director          November 14, 1995
Jerry L. Carson

/S/KENNETH C. COON           Director          November 14, 1995
Kenneth C. Coon









                         FORM 10-KA NO. 2
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                        INDEX TO EXHIBITS



               Description of Exhibits             Page Number

Exhibit 11     Statement regarding computation
               of per share earnings.                  23



Exhibit 13     Annual Report to Shareholders of
               Dynamic Healthcare Technologies,
               Inc. for the fiscal year ended
               December 31, 1994.                      25

                       FORM 10-KA NO. 2

            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                         EXHIBIT 11


                    Statement Regarding
                       Computation of
                    Per Share Earnings

               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
    COMPUTATION OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                              AND
             EARNINGS PER SHARE FOR THE YEARS ENDED
                DECEMBER 31, 1994, 1993 AND 1992


                                   Years Ended December 31,



                                 1994        1993       1992
Earnings (loss) available
 for common shareholders:

   Net earnings (loss)       $(4,307,500) $  245,684 $(2,118,121)


Weighted average common and
 common equivalent shares
 outstanding:


Primary:
   Weighted average number
   of common shares
   outstanding                 5,536,202   5,275,160   5,266,329

   Dilutive effect of options
   and warrants using average
   market price                     -         87,465         -

   Weighted average common and
   common equivalent shares
   outstanding                 5,536,202   5,362,625    5,266,329

   Net earnings (loss) per
   share - primary           $    (0.78) $     0.05   $   (0.40)

Fully diluted:
   Weighted average number
   of common shares out-
   standing                   5,536,202   5,275,160    5,266,329

   Dilutive effect of options
   and warrants using the
   greater of average market
   price or period end market
   price                           -        107,070         -

   Weighted average common
   and common equivalent
   shares outstanding
   assuming full dilution     5,536,202   5,382,230   5,266,329

     Net earnings (loss)
     per share - fully
     diluted                 $    (0.78) $     0.05  $    (0.40)


                        FORM 10-KA NO. 2
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           EXHIBIT 13



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


                           Contents


Financial Summary

To Our Shareholders

Healthcare in the Nineties - An Evolving Industry

Management's Discussion and Analysis

Financial Statements and Notes

Independent Auditors' Report

Board of Directors and Officers

Shareholders Information


                SELECTED CONSOLIDATED FINANCIAL DATA
                 FIVE YEARS ENDED DECEMBER 31, 1994

       (In thousands except per share data and current ratio)




                            1994    1993    1992    1991    1990



Operating Revenues        $6,987  $9,688  $8,411  $8,687  $6,606

Loss from Discontinuance
of Product Line              -       -     2,000     -       -

Restructuring Charge         686     -       -       -       -

Net Earnings (Loss)       (4,308)    246  (2,118)  1,070     814

Per Common Share           (0.78)   0.05   (0.40)   0.22    0.17

Working Capital           (2,871)    918   1,215   2,561   1,160

Current Ratio                .50    1.27    1.45    2.44    1.58

Total Assets               7,000   6,803   5,940   6,803   4,744

Long-Term Debt               723     -       -       -        10

Shareholders' Equity         502   3,462   3,210   5,024   2,719


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



















The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of total operating revenues:

                                 Years Ended December 31,



                               1994        1993        1992

Operating revenues:

  Computer system equipment
  sales and support            26.8%       40.9%       44.1%

  Application software
  licenses                     26.5        36.9        36.5

  Software support and
   maintenance                 46.7        22.2        19.4

Total operating revenues      100.0%      100.0%      100.0%

Costs and expenses:

  Cost of equipment sold       22.1        32.6        33.9

  Client services expense      37.2        14.8        14.7

  Software development costs   25.4        14.7        16.5

  Sales and marketing          24.3        17.3        19.7

  Joint marketing costs          .3         3.7         0.0

  General and administrative   31.8        14.3        16.1

  Loss from discontinuance
   of product line              0.0         0.0        23.8

  Restructuring costs           9.8         0.0         0.0

Total costs and expenses     (150.9)       97.4       124.7

Operating income (loss)       (50.9)        2.6       (24.7)

  Acquisition contingency      (8.7)       (0.0)        (0.0)

  Other expense                (2.0)       (0.1)       (0.5)

  Net earnings (loss) before
   income taxes               (61.6)        2.5       (25.2)

Income taxes                    0.0         0.0         0.0

Net earnings (loss)           (61.6)%       2.5%      (25.2)%


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

The Company's Board of Directors determined that an adjustment to the consideration given to the former DTR shareholders in connection with the acquisition was required due principally to breaches in the representations and warranties contained in the applicable merger agreement. On March 5, 1995, the Board of Directors agreed to issue an aggregate of 610,000 additional share of common stock of the Company to be distributed among the former shareholders of DTR on a pro-rata basis, with the same rights, privileges and restrictions as the original consideration received by such shareholders in connection with the acquisition. Such former DTR shareholders, in turn agreed to release the Company from any claims they may have against the Company, its current officers and directors and to cooperate and assist the Company in the event the Company elects to file a civil lawsuit against any professional or other third parties for damages resulting from the events and matters that led to the Company's restated financial statements. The additional shares were issued on March 27,1995. A charge to operations for the year ended December 31, 1994 in the amount of $610,000 was recorded representing market value of the additional shares at the date of issuance. The recorded cost of the acquired enterprise was not affected by the issuance of these additional shares.
















































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

An additional impact on the Company's earnings and cash flows is its net operating loss carry forward (NOL). The Company had unused tax operating loss carryforwards of approximately $9,178,000 at December 31, 1994, which can be utilized to reduce taxable income in future periods and, therefore, substantially reduce cash requirements for taxes. While the Company had profitable operations for some periods reported, it has not been required to pay significant Federal or state income tax, due to the use of its NOL. The sale of the common stock in the Company's December 1991 secondary offering triggered the provisions of Section 382 of the Internal Revenue Code, which limits the use of any unused NOL on an annual basis to a prescribed rate multiplied by the Company's value immediately before the completion of the offering. Based on these formulas, the Company's use of its NOL increases approximately $800,000 per year. The Company has in excess of $8,700,000 of NOL available for use in 1995.

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

On July 31, 1995 the Company announced the closing of the Private
Placement Offering issuing $775,000 of Subordinated Convertible
Notes. Management expects all of the Notes to be converted into an aggregate of 775,000 Series A Shares.

On September 28, 1995 the Company accepted a Letter of Intent from an institutional investor for the proposed purchase of 2,812,500 shares of Series B Preferred Stock of the Company for $2,250,000. Pursuant to the Letter of Intent, the Company's Board authorized a new class of Nine Percent (9%) Cumulative Convertible Series B Preferred Stock ("Series B Preferred Stock") to be placed with the institutional investor. The Series B Preferred Stock has substantially the same terms as the Nine Percent (9%) Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock").

On October 20, 1995 the Company accepted a Loan Commitment from the Bank. The loan commitment enables the Company to refinance its current demand line of credit to a Term Note, payable in equal monthly payments of accrued interest and principle due using a 17 1/2 year amortization schedule upon a minimum principal payment of $500,000 from the sale of $2,250,000 of Preferred Stock. The Note would mature on March 30, 1998.

The Company's current Refinancing Plan is designed to extend the repayment terms with the Bank beyond 1996 by infusing additional financing and thereby remedy the Company's current working capital deficiency. No assurance can be given, however, that the Company will be able to obtain extended Bank terms or additional capital or, if available, that such additional capital will be available on terms acceptable to the Company.

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


               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993


                                       1994          1993
ASSETS

Current assets:

  Cash and cash equivalents        $   10,173    $ 1,100,142

  Accounts receivable, net of
   allowance for doubtful accounts
   of $250,000 and $189,672 in
   1994 and 1993, respectively      2,166,813        807,817

  Unbilled receivables                528,372      2,477,924

  Other current assets                199,651        174,903

     Total current assets           2,905,009      4,560,786
Property and equipment, net
 (Note C)                           1,212,969        903,004

Capitalized software development
 costs, net of accumulated
 amortization of $1,273,095
 and $843,537 in 1994 and 1993,
 respectively                       1,821,917      1,595,281

Goodwill, net of accumulated
 amortization of $54,787 at
 December 31, 1994                  1,028,050          -

Other assets                           32,171         46,392

                                   $7,000,116     $7,105,463

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Borrowings under line of credit
   (Note D)                       $ 2,788,401    $   739,000

  Accounts payable and accrued
   expenses (Note J)                1,182,450      1,154,115

  Deferred revenue                  1,452,895      1,352,955

  Advance billings                    351,835        397,071

     Total current liabilities      5,775,581      3,643,141


Accrued Liability - Acquisition
 contingency (Note K)                 610,000          -

Long term debt (Note E)               112,569          -

     Total liabilities              6,498,150      3,643,141

Shareholders' equity (Note G):

  Common stock, $0.01 par value;
   authorized 20,000,000 shares;
   issued and outstanding
   5,967,819 and 5,277,760 shares
   in 1994 and 1993, respectively      59,678         52,778

  Additional paid-in capital        8,879,296      7,539,052

  Deficit                          (8,437,008)    (4,129,508)

     Total shareholders' equity       501,966      3,462,322

                                   $7,000,116     $7,105,463


See notes to consolidated financial statements.













             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                 1994        1993        1992

Operating revenues
 (Notes B, H and I ):

  Computer system equipment
   sales and support        $ 1,873,393   $3,961,164  $3,712,310

  Application software
   licenses                   1,848,522    3,577,868   3,065,867

  Software support,
   maintenance and other      3,265,227    2,148,675   1,632,990

     Total operating
      revenues                6,987,142    9,687,707   8,411,167

Costs and expenses:

  Cost of equipment sold      1,547,453    3,158,671   2,850,212

  Client services expense     2,600,913    1,437,204   1,235,701

  Software development costs  1,774,897    1,425,083   1,388,432

  Sales and marketing         1,695,486    1,675,809   1,655,205

  Joint marketing costs          22,487      356,060        -

  General and administrative  2,218,807    1,381,973   1,357,815

  Loss from discontinuance
   of product line                -            -       2,000,000

  Restructuring costs
   (Note J)                    686,439         -            -

     Total costs and
      expenses              10,546,482     9,434,800  10,487,365

     Operating income
      (loss)                (3,559,340)      252,907  (2,076,198)

Other income (expense):

  Acquisition contingency
   (Note K)                    610,000         -            -

  Interest expense and
   financing costs            (143,412)      (18,615)     (9,747)

  Miscellaneous                  5,252        11,392     (32,176)

     Total other expense      (748,160)       (7,223)    (41,923)

Net earnings (loss) before
 income taxes               (4,307,500)      245,684  (2,118,121)

Income taxes (Note F)            -             -            -

Net earnings (loss)        $(4,307,500)   $  245,684 $(2,118,121)


Weighted average number
 of shares outstanding       5,536,202     5,362,625   5,266,329

Earnings (loss) per share

  Primary and fully
    diluted                $     (0.78)   $     0.05 $     (0.40)


See notes to consolidated financial statements.



              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                     Additional
                        Common        Paid-In
                        Stock         Capital         Deficit
Balance, January 1,
 1992                  $ 51,659      $7,229,905      (2,257,071)

  Common stock issued
   in public offering
   (Note G)               1,000         292,738            -

  Exercise of stock
   options                   54           9,974            -

  Net loss                  -               -        (2,118,121)

Balance, December 31,
 1992 (restated)         52,713       7,532,617      (4,375,192)

  Exercise of stock
   options                   65           6,435            -

  Net earnings             -              -             245,684

Balance, December 31,
 1993 (restated)         52,778       7,539,052      (4,129,508)

  Common stock issued
   to effect merger       6,000       1,194,000            -

  Exercise of stock
   options                  822         135,142            -

  Employee stock
   purchase plan             78          11,102            -

  Net loss                 -              -          (4,307,500)

Balance December 31,
 1994                 $  59,678      $8,879,296     $(8,437,008)


See notes to consolidated financial statements.



               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                1994        1993        1992

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)        $(4,307,500)  $ 245,684  $(2,118,121)

Adjustments to reconcile
 net earnings (loss) to net
 cash provided by (used in)
 operating activities:

  Loss from discontinuance
   of product line               -           -        1,795,659

  Depreciation and
  amortization               1,036,740     677,441      851,769

  Acquisition contingency      610,000       -            -

  Changes in assets and
   liabilities

    Accounts receivable     (1,096,151)   (634,020)     286,377

    Unbilled receivables     1,949,552       -             -

    Other current assets       (17,844)     19,891     (100,928)

    Accounts payable and
     accrued expenses          (95,206)     80,360     (173,046)

    Deferred revenue            99,940     291,140      468,250

    Advance billings           (45,236)      -            -

      Total adjustments      2,441,795    (434,812)   3,128,081

      Net cash provided by
       (used in) operating
       activities           (1,865,705)    680,496    1,009,960



CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of Dynamic
   Technical Resources
   (Note B)                    286,586       -            -

  Capitalized software
   development costs          (796,024)   (943,595)  (1,112,838)

  Purchases of property
   and equipment              (445,065)   (237,238)    (507,643)

      Net cash used in
       investing activities   (954,503) (1,180,833)  (1,620,481)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under line of
   credit, net               1,874,401     239,000      500,000

  Proceeds from issuance of
   common stock                147,144       6,500      303,766

  Decrease (increase) in
   other assets                 20,084     (46,392)       -

  Principle payments on
   long-term debt and
   capital lease obligations  (311,390)      -          (10,846)

      Net cash provided by
       financing activities  1,730,239     199,108      792,920

Net increase (decrease) in
 cash and cash equivalents  (1,089,969)   (301,229)     182,399

Cash and cash equivalents,
 beginning of year           1,100,142   1,401,371    1,218,972

Cash and cash equivalents,
 end of year               $    10,173  $1,100,142   $1,401,371



SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

  Interest paid              $ 102,354   $  16,284   $    9,627

  Income taxes paid
   (received)                $   0       $  (3,823)  $    6,396


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

                                 Year Ended December 31,



                                 1994               1993

  Total Operating Revenues   $ 7,971,255        $10,775,441
  Operating Income (Loss)    $(3,742,807)       $   209,268
  Net Income (Loss)          $(4,505,279)       $   184,397
  Net Income (Loss)
   Per Share                 $     (0.77)       $      0.03


C.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                        December 31,

                                 1994               1993

  Furniture and fixtures     $   264,424        $   193,957
  Equipment                    2,703,884          2,186,002
  Leasehold improvements         110,150            108,921
  Equipment under capital
   lease                          74,489              -

                               3,152,947          2,488,880
  Less accumulated
   depreciation and
   amortization                1,939,978          1,585,876
                             $ 1,212,969        $   903,004


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

The provision for Federal income taxes differs from the amount computed by applying the statutory rate to net earnings (loss) before income taxes for each of the three years in the period ended December 31, 1994, as follows:


                                        Amount of Tax
                                1994        1993        1992

Computed expected tax
 expense (benefit)         $(1,257,000)  $   84,000  $ (718,000)
State taxes, net of
 federal benefit              (222,000)      15,000     (76,000)
Acquisition consideration
 not deductible for tax    $   208,000        -           -
Non-recognition of
 benefits of operating
 loss carryforward           1,479,000        -         794,000
Benefits of operating loss
 carryforward                    -          (99,000)      -
                           $     -       $    -      $    -



At December 31, 1994, the Company had unused operating loss carryforwards for tax and alternative minimum tax purposes of approximately $9,178,000 and $8,828,000, respectively, and unused tax credits of approximately $700,000. These operating loss carryforwards and tax credits expire in varying amounts during 1996 through 2009. The Company's use of its tax operating loss carryforwards increases $800,000 per year under the provisions of the Internal Revenue Code. The Company has in excess of 8,700,000 available for use during 1995.

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

K.     ACQUISITION CONTINGENCY

In connection with the acquisition, due principally to breaches in the representations and warranties contained in the applicable merger agreement, the Company's Board of Directors determined that an adjustment to the consideration given to the former DTR shareholders was required. On March 5, 1995, the Board of Directors agreed to issue an aggregate of 610,000 additional shares of common stock of the Company to be distributed among the former shareholders of DTR on a pro-rata basis, with the same rights, privileges and restrictions as the original consideration received by such shareholders in connection with the acquisition. Such former DTR shareholders, in turn, agreed to release the Company from any claims they may have against the Company, its current officers and directors and to cooperate and assist the Company in the event the Company elects to file a civil lawsuit against any professional or other third parties for damages resulting from the events and matters that led to the Company's restated financial statements. The additional shares were issued on March 27, 1995. A charge to operations for the year ended December 31, 1994 in the amount of $610,000 was recorded representing market value of the additional shares at the date of issuance. As a result of review by and consultation with the staff of the Securities and Exchange Commission, the Company has restated its 1994 consolidated financial statements to reflect an accrual for this acquisition settlement in the amount of $610,000. The amount of $610,000 represents the market value of the additional shares at the date of their issuance. The recorded cost of the acquired enterprise was not affected by the issuance of these additional shares.


L.     SUBSEQUENT EVENTS

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

Financing

On March 20, 1995, the Company and the Bank entered into a letter agreement whereby the terms of payment under the Revolving Credit and Security Agreement will be modified to reflect a maturity date of April 30, 1996 in lieu of the current demand provision, subject to: (1) the closing and funding of a $1,000,000 equity or debt injection, subordinated to the Bank debt and on terms and conditions acceptable to the Bank; and (2) the modification and expansion, on terms acceptable to the Bank, of existing financial covenants based upon Company-prepared projections of financial condition deemed reasonable by the Bank and tested on a quarterly basis. The Company is working with various parties on debt and/or equity financing arrangements. The Company is confident that it will be successful in securing financing and that the terms and conditions will be acceptable to the Bank as set forth above.



M.     UNAUDITED QUARTERLY INFORMATION


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


Operating results as restated where applicable, are summarized as follows (in thousands, except per share data):


                           Three Months Ended
                           (Unaudited)
1994                       March 31   June 30  Sept. 30  Dec. 31
Total Operating Revenues   $2,254     $1,401   $1,676    $1,656
Operating Income (Loss)      (198)      (674)    (706)   (1,981)
Net Earnings (Loss)          (204)      (691)    (737)   (2,676)
Net Earnings (Loss)
 Per Share                  ( .04)      (.13)   (0.13)    (0.48)
Shareholders' Equity        3,298      2,652    3,133       502



                           Three Months Ended
                           (Unaudited)
1993                       March 31   June 30  Sept. 30  Dec. 31
Total Operating Revenues   $2,364     $2,492   $2,756    $ 2,076
Operating Income (Loss)       113        118      311       (289)
Net Earnings (Loss)           116        114      305       (289)
Net Earnings (Loss)
 Per Share                   0.02       0.02     0.06      (0.05)
Shareholders' Equity        3,326      3,446    3,751      3,462


N.      EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE
        INDEPENDENT AUDITORS REPORT


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

(3) Liquidation Rights. Upon the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series A Preferred Stock will be entitled to receive and to be paid out of the assets of the Corporation available for distribution a liquidation distribution in cash in an amount equal to $.80 per share plus accrued and unpaid dividends thereon to the date of such distribution.


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


(5) Redemption. The shares of the Series A Preferred Stock are not subject to redemption on or prior to June 30, 1998 or if any Series B Preferred Stock is outstanding. After June 30, 1998 the Series A Preferred Stock is redeemable in whole or in part, at any time at the option of the Corporation, at the following redemption prices: (i) if redeemed on or before June 30, 1999 - $.90 per share, and (ii) $.80 per share thereafter, plus an amount in cash equal to all accrued and unpaid dividends thereon to the date fixed for redemption. If less than all of the outstanding shares of Series A Preferred Stock are to be redeemed, the Corporation will redeem such shares on a pro rata basis. There is no mandatory redemption or sinking fund obligation with respect to the Series A Preferred Stock.

(6) Voting Rights. The holders of shares of the Series A Preferred Stock are not entitled to any voting rights except as required by law or as described below. In the event quarterly dividends are in arrears for two calendar quarters the holder of shares of the Series A Preferred Stock shall have the same voting rights as if such shares of Series A Preferred Stock had been converted into shares of Common Stock.

(7)     Status of Converted Stock.  In case any shares of Series
A Preferred Stock shall be converted pursuant hereto, the shares so redeemed shall be cancelled.

On June 15, 1995 the Company authorized a Private Placement
Offering of Subordinated Convertible Notes.

On July 5, 1995 the Company received notification from the NASDAQ Review Committee ("NRC") that the Company's request for temporary exemption from the NASDAQ's capital and surplus maintenance requirement was denied, and that the Company 's Common Stock would be suspended from trading on the NASDAQ system. The Company appealed the decision to the NRC based on the Company's Refinancing Plan.

On July 31, 1995 the Company announced the closing of the Private
Placement Offering issuing $775,000 of Subordinated Convertible
Notes.

On September 13, 1995, the Company's Board of Directors authorized the exercise price, with respect to options covering
250,000 shares of common stock to each of Mr. David Pomerance and Mr. Mitchel Laskey issued in connection with their respective employment agreements, be reduced to $1.00 per share.

On September 21, 1995 the NRC informed the Company of its eligibility to be relisted under the continuing maintenance requirements and upon timely filing of the Company's Form 10-Q for the period ending September 30, 1995. The NRC's decision, as cited in the Company's notification, was based on the progress the Company's Refinancing Plan had made toward achieving compliance with the NASDAQ's continuing capital and surplus maintenance requirements.

On September 28, 1995 the Company accepted a Letter of Intent from an institutional investor for the proposed purchase of 2,812,500 shares of Series B Preferred Stock of the Company for $2,250,000. Pursuant to the Letter of Intent, the Company's Board authorized a new class of Nine Percent (9%) Cumulative Convertible Series B Preferred Stock ("Series B Preferred
Stock") to be placed with the institutional investor. The Series B Preferred Stock has substantially the same terms as the Nine Percent (9%) Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock").

On October 20, 1995 the Company accepted a Loan Commitment from First Union National Bank of Florida ("the Bank"). The loan commitment enables the Company to refinance its current demand line of credit to a Term Note, payable in equal monthly payments of accrued interest and principle due using a 17 1/2 year amortization schedule upon a minimum principal payment of $500,000 from the sale of $2,250,000 of Preferred Stock. The Note would mature on March 30, 1998.











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
























                      STOCK TRADING INFORMATION


The Common Stock of Terrano Corporation is traded on the Electronic Bulletin Board under NASDAQ symbol DHTI.

                       COMMON STOCK INFORMATION

The approximate number of stockholders of the Company's Common
Stock on March 28, 1995, was 1,662. High and low bid quotations for the Common Stock for the last eight quarters are presented below:


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

           ANNUAL REPORT ON FORM 10-K, WITHOUT EXHIBITS

Terrano Corporation's annual filing with the Securities and Exchange Commission (Form 10-K) is available upon request without charge to shareholders by writing to:

                          Gail E. Carter
                   Investor Services Department
               Dynamic Healthcare Technologies, Inc.
                  101 Southhall Lane, Suite 210
                     Maitland, Florida 32751
                         (407) 875-9991


                         ANNUAL MEETING

The Annual Meeting of Shareholders of Dynamic Healthcare
Technologies, Inc. was held on June 13, 1995, in Maitland,
Florida.









                   INDEPENDENT AUDITORS' CONSENT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We consent to incorporation by reference in the registration statements (No. 33 -72684 and 33-72764) on Form S-8 of Dynamic Healthcare Technologies, Inc. (formerly Terrano Corporation) of our reports dated March 31, 1995, relating to the consolidated balance sheet of Dynamic Healthcare Technologies, Inc. and subsidiary as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and related schedule, which reports appear in the December 31, 1994 annual report on Form 10-KA No. 2 of Dynamic Healthcare Technologies, Inc.





                                   /S/KPMG PEAT MARWICK LLP
                                   KPMG PEAT MARWICK LLP






Orlando, Florida
November 13, 1995