Form 10-Q/A
period 1995-03-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1995-11-17
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549

	FORM 10-QA

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



                                  March 31, 1995       December 31, 1994

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

Property, equipment and
 leasehold improvements,
 net of accumulated
 depreciation of $2,038,018
 at March 31, 1995, and
 $1,939,978 at December 31,
 1994                              1,239,804             1,212,969


Capitalized software
 development costs, net of
 accumulated amortization of
 $1,408,157 at March 31, 1995,
 and $1,273,095 at December
 31,1994                           1,915,859             1,821,917

Goodwill, net of accumulated
 amortization of $93,460 at
 March 31,1995, and
 $54,787 at December 31, 1994       989,377             1,028,050

Other assets                         12,892                32,171

                                 $7,015,971            $7,000,116


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Borrowings under line
  of credit                     $3,188,401             $2,788,401

	Accounts payable and
  accrued expenses               1,459,526              1,182,450

 Deferred revenue                1,257,768              1,452,895

	Advance billings                  341,385                351,835

		Total current liabilities      6,247,080              5,775,581

Long-term debt                      94,962                722,569

        Total liabilities        6,342,042              6,498,150

Common stock, $0.01 par
 value; authorized
 20,000,000 shares, issued
 and outstanding 6,582,815
 shares at March 31, 1995,
 and 5,967,815 shares at
 December 31, 1994                  65,828                 59,678

Additional paid-in capital       9,488,146              8,879,296

Deficit                         (8,880,045)            (8,437,008)


		Total shareholders' equity       673,929                501,966

                                $7,015,971             $7,000,116



See notes to condensed financial statements.




 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
	Condensed Statements of Operations
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




See notes to condensed financial statements.



 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
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

On September 29, 1995 the Company accepted a Letter of Intent from an institutional investor for the proposed purchase of 2,812,500 shares of Series B Preferred Stock of the Company for $2,250,000. Pursuant to the Letter of Intent, the Company's Board authorized a new class of Nine Percent (9%) Cumulative Convertible Series B Preferred Stock ("Series B Preferred Stock") to be placed with the institutional investor. The Series
B Preferred Stock has substantially the same terms as the Nine (9%) Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock").

On October 20, 1995 the Company accepted a Loan Commitment from First Union National Bank of Florida ("the Bank"). The loan commitment enables the Company to refinance its current demand line of credit to a Note, payable in equal monthly payments of accrued interest and principle due using a 17 1/2 year amortization schedule upon a minimum principal payment of $500,000 from the sale of $2,250,000 shares of Preferred Stock. The Note would mature on March 30, 1998.


(E)	Restatements:

During the fourth quarter of 1994, the Company recorded adjustments to prior interim periods which expensed $273,297 of previously capitalized software development costs and $68,525 of underaccrued employee benefits. Both adjustments stem from correction of errors originating in the first two quarters of 1994, the effects of which are summarized as follows (in thousands, except per share data):


                                   						Three Months Ended
						                                   (Unaudited)

	1994				                                March 31   	June 30

	Operating Income (Loss)               		$ (192)    	$ (150)
	Net Earnings (Loss)			                    (192)   	   (150)
	Net Earnings (Loss Per Share)		          ( .04)	     ( .03)


	Operating results as restated where applicable, are summarized as follows (in thousands, except per share data):



                          						Three Months Ended
                          						(Unaudited)


1994		                          March 31  	June 30	  Sept. 30	  Dec. 31

Total Operating Revenues       	$2,254		   $1,401	   $1,676	    $1,656
Operating Income (Loss)	     	    (198)		    (674)	    (706)  	 (1,981)
Net Earnings (Loss)	        		    (204)	 	   (691)	    (737)  	 (2,676)
Net Earnings (Loss) Per Share		  ( .04)     ( .13)    ( .13)     ( .48)
Shareholders' Equity		       	   3,298   		 2,652  	  3,133	       502







 Item 2.	Management's discussion and analysis of financial condition and
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




Liquidity and Capital Resources

As of March 31, 1995, the Company had cash of $258,000 and a working capital deficiency of $3,389,000. This deficiency includes deferred revenues of $1,258,000 and advance billings of $341,000 in current liabilities as of March 31, 1995. These balances represent cash received by the Company pursuant to contracts in advance of revenue recognition upon contract performance.

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

The Company continues to actively and aggressively seek qualifying financing, but there is no assurance that sufficient funds will be obtained. The Company believes that this infusion is necessary during the second quarter of 1995 to ensure its current plans of operation, product research and development, and completion of the restructure plan. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations and to obtain qualifying financing.



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

              	FORM 10-QA
  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
	         Index to Exhibits


Description of Exhibit                       	Page number

Exhibit 11:	Statement regarding
 computation of per share earnings                 14