Form 10-Q/A
period 1995-06-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1995-11-17
CIK 720481

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

This report consists of (16) sixteen pages.

The index to exhibits appears on page (15) fifteen.

             PART 1.     FINANCIAL INFORMATION



Item 1.     Financial Statements

            See attached statements following this item number.


                 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                      Condensed Balance Sheets

                                     June 30        December 31,
                                      1995              1994
                                   (Unaudited)



ASSETS

Current assets:

  Cash and cash equivalents       $  235,880        $    10,173

  Accounts receivable, net of
   allowance for doubtful accounts
   of $121,924 at June 30, 1995,
   and $250,000 at December 31,
   1994                            1,657,881          2,166,813

  Unbilled receivables               599,012            528,372

  Other current assets               124,861            199,651

    Total current assets           2,617,634          2,905,009

Property, equipment and leasehold
 improvements, net of accumulated
 depreciation of $1,915,050 at
 June 30, 1995, and $1,939,978
 at December 31, 1994              1,167,944          1,212,969

Capitalized software development
 costs, net of accumulated amorti-
 zation of $1,543,766 at June 30,
 1995, and $1,273,095 at December
 31, 1994                          1,998,368          1,821,917

Goodwill, net of accumulated
 amortization of $132,133 at June
 30, 1995, and $54,787 at December
 31, 1994                            950,704          1,028,050

Other assets                          29,058             32,171

                                  $6,763,708         $7,000,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Borrowings under line of credit $3,400,000         $2,788,401

  Accounts payable and accrued
   expenses                        1,237,890          1,182,450

  Deferred revenue                 1,035,110          1,452,895

  Subordinated convertible
    notes payable                    350,000              --

  Advanced billings                  246,353            351,835

    Total current liabilities      6,269,353          5,775,581

Long-term debt                       77,010            722,569

    Total liabilities              6,346,363          6,498,150

Common stock, $0.01 par value;
 authorized 20,000,000 shares,
 issued and outstanding 6,589,071
 shares at June 30, 1995, and
 5,967,815 shares at December 31,
 1994                                 65,891             59,678

Additional paid-in capital         9,493,901          8,879,296

Deficit                           (9,142,447)        (8,437,008)

    Total shareholders' equity       417,345            501,966

                                  $6,763,708         $7,000,116



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

                                       4



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

                                  5


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

(D)     Subordinated Convertible Notes Payable:

As of June 30, 1995 the Company issued $350,000 of Subordinated Convertible Notes Payable (the "Notes"), in connection with a private placement transaction. The Notes bear interest at 9% percent per annum, are payable in full together with accrued interest on the earlier of (i) June 30, 1996, or (ii) on the date ten days after the closing date of a debt or equity financing by the Company resulting in gross proceeds to the Company of no less than $1,000,000, or (iii) on the expiration date of rights issued in connection with a rights offering by the Company as defined. As additional consideration to the Noteholders, detachable warrants to purchase fully paid and nonassessable voting Common Shares of the Company at $1.00 per share, exercisable for a period of five years from the date of the Notes were also provided. For each $25,000 in Note principal warrants to purchase 5,000 Common Shares were issued. In lieu of receiving funds representing the principal amount of the Notes, holders may elect to convert the Notes into the Company's Series A Preferred Stock ("Series A Shares") at the rate of $.80 per Series A Share.


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

On June 13, 1995 the Company was authorized by the Board of Directors to issue 4,535,118 Shares of Series A Preferred Stock
$.01 par value ("Series A Shares"). The Series A Shares have the following attributes:

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

     (4) Conversion Rights. The holders of shares of Series A Preferred Stock have the right at their option to convert such shares into shares of Common Stock of the Corporation at any time until the date five years from the date of issuance of such shares of Series A Preferred Stock on a share for share basis.
If any shares of Series A Preferred
Stock are called for redemption, the conversion rights pertaining thereto will terminate at the close of business on the business day next preceding the redemption date. The Corporation shall make no payment or adjustment on account of any dividends accrued and unpaid on any shares of Series A Preferred Stock surrendered for conversion. Holders who convert their shares of Series A Preferred Stock after the record date for a dividend and before the payment date for such dividend will be entitled to the dividend as if they held their shares on the record date. No fractional shares will be issued upon conversion and, in lieu of any fractional share, an adjustment in cash will be made based on the then current market price of the Common Stock.

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

On September 28, 1995 the Company accepted a Letter of Intent from an institutional investor for the proposed purchase of 2,812,500 shares of Series B Preferred Stock of the Company for $2,250,000. Pursuant to the Letter of Intent, the Company's Board authorized a new class of Nine Percernt (9%) Cumulative Convertible Series B Preferred Stock ("Series
B Preferred Stock") to be placed with the institutional investor. The Series B Preferred Stock has substantially the same terms as the Nine Percent (9%) Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock").

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 1995, the Company had cash of $236,000 and a working capital deficiency of $3,652,000. This deficiency includes deferred revenues of $1,035,000 and advance billings of $246,000 in current liabilities as of June 30, 1995. These balances represent cash received by the Company pursuant to contracts in advance of revenue recognition upon contract performance. Additionally, $350,000 of Subordinated Convertible Notes Payable included in current liabilities are expected to be converted to equity.

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

Subsequent to adoption of the Plan the NASDAQ Review Committee denied the Company's request for temporary exemption and the Company was delisted. The Company has appealed this decision referencing the completion of the Private Placement Offering and the current status of the Plan. The Plan, in addition to obtaining an extended maturity on the bank financing and restoring compliance with the NASDAQ's maintenance requirement, provides additional working capital for expansion. Phase One of the Plan was a Private Placement of Subordinated Convertible Debt issue. Phase One was designed to infuse necessary working capital on an interim basis and to demonstrate a commitment to the NASDAQ Review Committee. Phase Two was designed to raise additional funding to grow the business upon terms more favorable to existing shareholders than the proposed financings.

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



                                 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 (Registrant)




Date    November 14, 1995        /S/MITCHEL J. LASKEY
                                 Mitchel J. Laskey
                                 President, Chief Operating Officer
                                 and Treasurer



Date    November 14, 1995        /S/PAUL S. GLOVER
                                 Paul S. Glover
                                 Vice President of Finance, CFO

                             FORM 10-QA
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                        Index to Exhibits



Description of Exhibit                           Page Number

Exhibit 11:  Statement regarding computation
             of per share earnings                    16


                           FORM 10-QA
             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

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


