Form 10-K
period 1995-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1996-03-29
CIK 720481

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended     December 31, 1995     or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _____________to____________

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

The aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices as of March 12, 1996, was $11,319,000. A total of 5,487,865 shares of the Company's common stock were held by persons and entities believed to be non-affiliated on March 12, 1996, and the closing bids and ask prices of the Company's common stock on this date were $2.00 and $2.125, respectively.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.
Yes  ____    No  ____


As of March 12, 1996, there were 6,611,646 shares outstanding of the issuer's only class of common stock.

This report consists of fifty-seven (57) pages.

The index to exhibits appears on page twenty-two (22).


Documents Incorporated by Reference

(1) Portions of the definitive proxy statement for the Company's 1995 Annual Meeting of Shareholders,to be filed within 120 days of the end of the Company's fiscal year covered by this report, pursuant to General Instruction G(3) to Form 10-K.





















                             FORM 10-K
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                              PART I
Item 1.                                        Business

Company Background

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company"), (f/k/a Terrano Corporation), was incorporated in 1977 in California as a computer software consulting firm providing comprehensive services to the healthcare industry. During the early 1980's, the Company moved its operations to Nebraska, realigned its strategy and began the development of proprietary computer information systems for the medical industry. Its first product, a stand-alone module of a total hospital information system, was sold in 1982 under the name ILS-5 Clinical Laboratory Information System. The ILS-5 operated on the Prime Computer,
Inc. ("Prime") 50-series hardware platform.

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

Prime announced during 1992 that it would discontinue its operations, including the production and sales of the 50-series computer systems and that ComputerVision Corporation, the successor company to Prime, would provide hardware warranty and maintenance services to all 50-series system users. As a direct result of this announcement, the Company recorded a one time charge of $2,000,000 in 1992. The Company continues to provide support services to all its Prime based ILS-5 clients and has developed plans to migrate these clients' ILS-5 systems to the IBM AS/400 platform. In February 1995, all Prime clients were notified by the Company that support services would terminate on July 31, 1996. Management expects to obtain ongoing revenues from this customer base from migration sales and continued support services and to obtain operational cost efficiencies from limiting support platforms. As such, the discontinuance of support services to Prime based ILS-5 clients is not expected to have significant detrimental impact on future operations. On August 23,
1994, the Company, through its newly formed wholly-owned subsidiary (then Dynamic Healthcare Technologies, Inc.), acquired Dynamic Technical Resources, Inc. (DTR). The transaction was consummated by acquiring all the outstanding common stock of DTR in exchange for approximately 600,000 common shares of the Company. The acquisition was accounted for using the purchase method. DTR's primary business was professional and technical consulting, support and maintenance services, document imaging solutions and niche software products.


At the commencement of the third quarter 1994, the Company appointed a prior outside director of the Company as the new Chief Executive Officer (CEO). Upon completion of the merger with DTR, the former management of DTR and the Company's newly appointed CEO comprised the "new management".

This "new management", during their preliminary review of the Company's operations, internal controls and financial accounting, discovered what was initially believed to be misapplication and errors in the application of generally accepted accounting principles in the Company's method of recognizing income in its previously issued financial statements. This information was promptly communicated to the audit committee of the Board of Directors, who acted to authorize an independent internal investigation. As a result of the completion of the investigation, and concurrence by the Company's then current auditors, Deloitte & Touche LLP, the previously issued financial statements for the years ended December 31, 1992 and 1993 required restatement. In addition,the interim previously reported financial statements for the quarterly periods ended March 31, June 30, and September 30, 1994 required restatement. The Company filed an amended Form 10-KA for December 31, 1993 to restate the financial statements for the years ended December 31, 1992 and 1993. In addition, the Company filed amended Forms 10-QA that included the restated financial statements for the quarterly periods ended March 31, June 30, and September 30, 1994. The restatements were filed with the Securities and Exchange Commission in January 1995.

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

During March 1995, the Company issued 610,000 shares of common stock as an adjustment related to the merger with DTR. This issuance represents full settlement of all issues with the DTR shareholders as a result of valuation utilized for the acquisition and the restatement of financial statements. The DTR shareholders represent the core executive management of the Company. The Company received a general release from the DTR shareholders.

On July 31, 1995 the Company completed a Private Placement Offering issuing $775,000 of Subordinated Convertible Notes, bearing simple interest at 9% per annum, together with detachable warrants to purchase 155,000 shares of the Company's common stock. The warrants are exercisable at $1.00 per common share, and are exercisable for five years from the date of issuance (70,000 in June 1995 and 85,000 in July 1995). On November 28,
1995 all of the Subordinated Convertible Notes were converted into 968,750 Series A Preferred Shares.

On December 5, 1995 the Company issued 3,375,000 Series B
Preferred Shares for $2.7 million, and on December 29, 1995 issued 375,000 Series B Preferred Shares for an additional
$300,000 in a Private Placement transaction.

In connection with the Private Placement of the Series B
Preferred Shares, the Board of Directors of the Company authorized the issuance on December 5, 1995 of warrants to purchase 210,000 shares of the Company's common stock for $1.00 per share to a financial consultant. These warrants are exercisable for seven years from the date of issuance.

On February 6, 1996 the Company entered into an agreement pursuant to which, subject to certain conditions, it will acquire Dimensional Medicine, Inc. ("DMI") of Minnetonka, Minnesota. The Company intends to close this transaction in April 1996. DMI develops and markets radiology information management solutions for hospitals, clinics and independent diagnostic imaging centers. The Company anticipates benefitting from DMI's radiology information system software package ("Maxifile"), an advanced imaging and graphics workstation ("Maxiview"), and diagnostic image capabilities that can be used in the Company's DynamicVision product line, a customer list comprised of America's leading medical centers, and a staff highly trained in both healthcare and information systems. In addition, this acquisition is intended to provide growth to both organizations through the cross selling of products and services to a wider customer base. Strategically, the acquisition of DMI will bridge the Company's document imaging system with DMI's radiology information system, linking document and clinical information in the Company's DynamicVision.

The Market

The Company develops, markets and supports clinical information systems and electronic health record solutions in the healthcare industry. The specific market segments in which the Company participates include Clinical Workstations, Document Imaging, Diagnostic Imaging, Laboratory Information Systems, Radiology Information Systems, and Perioperative (Anesthesiology) Information Systems. All of the Company's products are complementary to and contribute to the creation and maintenance of the electronic health record.

The Company's research shows that annual revenues in the current healthcare information systems market are approximately $ 8 billion and are expected to grow to over $20 billion by the year
2000. The Company's strategic focus includes two high growth sectors: 1) Electronic Health Records, with annual revenues currently $100 million and expected to grow to $1.5 billion (a
70% Compounded Annual Growth Rate - CAGR) over the next five years, and 2) Clinical information systems, with annual revenues currently at $200 million and expected to grow to $1 billion (a
40% CAGR). All of the Company's products are in these two segments. Other high growth sectors include resource management with annual revenues at $500 million (estimated CAGR of 30%), managed care systems with annual revenues at $300 million
(estimated CAGR of 25%), personal health management with annual revenues at $60 million (estimated CAGR of 35%), and interactive networks with annual revenues at $50 million (estimated CAGR of 70%).

The acceleration in information systems spending reflects the process of re-engineering that is taking place in the healthcare industry. In today's cost sensitive era, healthcare providers are challenged to improve patient outcomes while lowering costs.
A recent industry survey cited managed care as the most significant force driving increased computerization in healthcare. In response to managed care and other cost containment pressures, providers have formed Integrated Delivery
Networks (IDNs) in order to share resources and costs and increase their power in contract negotiations. Today's systems must be the information hubs for these IDNs and must make the delivery of health services more efficient and effective across the continuum of care. The most significant achievement will be the formation of the electronic health record. Clinical information systems and imaging systems will be used to create these central repositories of information, and physicians and care givers across an enterprise will be the beneficiaries.

Products and Services

Electronic Health Records
Clinical Workstation - DynamicVision (Trademark)

The Company's strategic product focus is the development, marketing and installation of DynamicVision, a multi-media, electronic health record solution which will ultimately enable world-wide communication of information among healthcare providers, payers, employers and other authorized individuals. DynamicVision employs an open, client server architecture coupled with media-independent software and information management capabilities. Currently under development, it is designed to support a comprehensive electronic information repository which is accessible to physicians, care givers and other authorized individuals across a healthcare delivery network. The first application to be made available is a Microsoft (Registered)
 Windows (Registered) 95 client workstation. Designed for use by health professionals, it will allow viewing of both diagnostic and document images, and will enable professionals to review records and assignments, sign electronic documents, and handle the analysis and assignment of record deficiencies. Currently in the final stages of development, this workstation is scheduled for general availability and first customer shipments in the third quarter of 1996.

Document Imaging - Medical RecordsPlus/400

Medical RecordsPlus/400 is an enterprise-wide document imaging solution that enables physicians, medical record personnel, and other authorized individuals to access electronic record information. Based on IBM's ImagePlus (Registered) image processing system, Medical RecordsPlus/400 receives its information from scanned paper documents or directly from existing provider information systems. Through a business agreement with IBM (Registered), Dynamic markets the product and provides customer services and support as well as software maintenance, support, and enhancements. Under the terms of the agreement, the Company committed to the development of a set of customer requested enhancements. This release was completed in October 1995 and commenced being distributed during late first quarter, 1996. In addition to the customer enhancements, the Company added a graphical user interface to the product.

Currently in the final stages of development is a Microsoft (Registered) Windows (Registered) 95 based client workstation, which will be available for first customer shipment in the third quarter of 1996. This new workstation, the first of a series of functions is part of the DynamicVision clinical workstation which gives Medical RecordsPlus/400 clients an option of using an IBM OS/2 (Registered) or the Windows 95 desktop.

Diagnostic Imaging - Maxiview (Trademark)

Maxview (when acquired from DMI as elsewhere described) is an advanced imaging and graphics workstation which accommodates two and three dimensional image processing and is compatible with imaging equipment from all major manufacturers. It enables a physician to observe interrelationships of soft tissue and bone, locate lesions and tumors more precisely, and perform a variety of measurements. Additionally, the Workstation can display three-dimensional anatomical images on a conventional high resolution monitor. The Company also sells an image review workstation, Maxiview Powerstation (MVP), which allows a physician to access and review images from a remote location.
Remote access to the images may be obtained either through the use of a modem or through a network that may already be functioning at the installation's site.

Clinical Information Systems

Radiology Information System - Maxifile (Registered)

Maxifile (Registered) (when acquired from DMI as elsewhere described) computerizes the clerical and administrative functions in the radiology department. Modular in design, Maxifile applications include patient scheduling and tracking, film management, statistical reporting, quality control, and patient billing. Primary markets include hospitals, clinics, and independent diagnostic imaging centers.

Laboratory Information System - LabPro 2000

LabPro 2000 is an IBM AS/400 based laboratory information system that allows the laboratory to monitor and control the flow of specimens through the department. It computerizes the process of ordering, tracking and reporting results of procedures performed by the clinical laboratory. Patient and management reporting capabilities provide support for diagnostic and therapeutic decision making.

During 1995, the Company completed the development of a Laboratory Data Repository (LDR) capability. LDR captures order and result information as well as patient demographics and stores them in a repository which is available for management and outcomes reporting through the use of off the shelf SQL query tools.

Pathology/Cytology Information System - ANSIRS

Anatomic Surgical Information Retrieval System (ANSIRS) is a PC-LAN-based cytology/pathology system. It can function independently or be interfaced to LabPro 2000 to receive patient demographics and allow clinical data inquiry. ANSIRS is available in both server and client/server configurations, suitable for both Metropolitan Area Network (MAN) and Wide Area
Network (WAN) environments. Major functional areas include report transcription and word processing, quality assurance, regulatory requirements and on-line access to patient history.




Perioperative Information System - Monitrax (Trademark)

Monitrax is a point-of-care clinical information system which allows the collection and presentation of vital patient, surgical and anesthesia data through every phase of the perioperative process. The portable, pen-based Monitrax workstation saves space in the anesthesia area and allows for entry of vital signs, drugs, fluids and notes. Monitrax takes the data collected during the perioperative process, organizes it, and displays it in real-time to facilitate both clinical and management decision-making. The anesthesia record is then available to become a part of the electronic health record and the data elements are stored in a repository of clinical information which becomes available for query and outcomes reporting. During 1995, the Company completed the first phase in the development of Monitrax. In October 1995, the system was installed in a customer site and was run in parallel to the manual system for a period of three weeks. After successfully completing this "proof of concept", the decision was made to expand the capabilities in several areas including nursing pre-assessment and Post Anesthesia Care Unit ("PACU"), nursing turnover. The Company expects that the product will be completed and available during early 1997.

Professional and Technical Consulting Services

The Company employs technical and healthcare professionals at all levels of the organization. A full range of technical services includes software maintenance, network design, implementation and support, systems integration, and custom interfaces and modifications. Professional consulting services include implementation planning, training and education, and support services provide 24 hour telephone support and software maintenance and enhancements.

Dynamic Decision Support (DDS)

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

Major Suppliers

LabPro can be operated on two hardware platforms: the IBM AS/400 line of mid-range computer systems and the Prime 50-Series family of super minicomputers. The Prime based LabPro was introduced in 1982 and the IBM AS/400 based LabPro has been available since 1989. During 1992, Prime announced that it was discontinuing its operations including the production and sale of the 50-Series hardware platform. Hardware warranty and maintenance services for the 50-Series machines are now being provided by ComputerVision Corporation, the successor company to Prime. The Company continues to provide software support services to its Prime based LabPro clients while it carries out its plan to provide a cost effective conversion option for those clients' systems to the Company's IBM AS/400 platform on or before July 31, 1996. In certain instances, the Company has agreed to support the Prime based platform beyond July 31, 1996 on a best effort basis.

The Company no longer actively markets Prime based LabPro systems, and plans to discontinue this platform once all its Prime clients have converted to the AS/400 platform. During the fourth quarter of 1992, the Company recorded a $2 million provision for estimated losses and write-downs associated with the discontinuance of this product line.

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

Sources of Revenue

Hardware - Computer system equipment sales and support accounted for 12.4% of total operating revenues during 1995 as compared to 26.8% and 40.9% during 1994 and 1993, respectively. Customers may purchase equipment from the Company or directly from the equipment manufacturer. The Company is an IBM "National
Solution Provider" business partner and as such is an authorized remarketer of the IBM AS/400 and IBM RISC 6000 hardware components. In addition, the Company is an authorized remarketer of personal computer equipment for IBM, Hewlett Packard, Compaq and others. Computer system equipment purchases occur in connection with new system sales and when existing clients upgrade and/or add to their existing hardware configurations.
The Company also received hardware support revenue from one of its vendors in 1995, 1994 and 1993 for providing hardware troubleshooting services to some of its clients.

Application Software - Application software license revenues accounted for 27.3% of total operating revenues during 1995 as compared to 26.5% and 36.9% during 1994 and 1993, respectively. Software license and sub-license revenues occur with new system sales and when existing clients add application software products to their existing systems. The Company directly licenses a variety of software product offerings which are solely owned by the Company. Additionally, the Company sub-licenses software product offerings subject to joint marketing agreements and sub-licensing agreements which are owned by others.

Software Support - Software support revenues accounted for 42.0% of total operating revenues during 1995 as compared to 36.5% and 22.2% in 1994 and 1993, respectively. Software support revenues are derived from the Company's customers who contract for these services. The Company offers software support services for the software products that it licenses and sub-licenses to customers, as well as to customers of certain other healthcare information system companies in which the Company has the specific software/hardware, application knowledge, and available and trained resources. In most instances, these services commence at the time or the customer installs the software products or has placed them in a production environment. The contracts may include continuous (24) hour seven (7) day a week telephone and dial up modem remote diagnostic support or some lesser specified level of service. Customers may, in certain instances, contract to receive periodic updates and enhancements to the licensed software products.

Services and Other - Services and other revenues accounted for 18.3% of total operating revenues during 1995 as compared to 10.2% and 0.% during 1994 and 1993. These revenues represent custom programming, technical consulting and other professional services revenue principally resulting from the acquisition of DTR in August of 1994.

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

Joint Marketing Costs accounted for .6% of total operating expenses during 1995 as compared to .2% and 3.7% during 1994 and 1993, respectively. The Company entered into the first agreement of this type with GTE Health Systems, Inc. (GTEHS) in 1992 to market the Company's LabPro System to current and prospective
GTEHS clients. The Company's second agreement of this type was entered into with IBAX (Trademark) Healthcare Systems during 1993 to market the Company's LabPro system to current and prospective
IBAX Series 3000 and 4000 system clients. The Company entered into a third agreement of this type during March 1994 with First
Coast Systems, Inc. (FCS) to market the Company's LabPro System to FCS's current and prospective APACS Hospital Information
System clients. All of these companies', hospital information systems operate on the IBM AS/400. During 1994, GTEHS was acquired by Shared Medical Systems, Inc., and IBAX was acquired by HBO & Company. As a result of these mergers, both of the agreements have been terminated. The agreement with FCS continues to be in effect.

In 1994, the Company entered into an agreement with the IBM Corporation to provide customer maintenance, support, and program product enhancements for IBM's "Medical RecordsPlus/400" imaging software product. Medical RecordsPlus/400 is a document imaging software product that offers physicians, medical record personnel, nurses, pharmacists, claims processors, and other healthcare professionals, access to a central electronic medical record. Based on IBM's ImagePlus Workfolder Application Facility/400 (Registered) product, it is able to receive information from scanned paper documents, or directly from existing hospital information systems. Document images are archived permanently and can be retrieved by multiple authorized users within a healthcare network. The system benefits customers by creating on-line access to information thereby streamlining workflow procedures. The Company will be responsible for providing maintenance, support and product enhancements and will offer customers a wide range of additional services including telephone and remote diagnostic assistance, problem resolution, implementation, training and consulting services. Under the terms of the agreement, IBM, a market leader in document image solutions, will continue to maintain ownership and market the product. The Company will also market the product. The Company will be paid a license fee by IBM. It will be based on a percentage of total license fees charged to all IBM customers for this product.

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

Monitrax contains pre-operative, intra-operative, PACU, and post-operative modules. It creates administrative reports, monitors quality standards, and provides a patient oriented database which can be queried for clinical research and patient outcomes. The Company will license, install and support Monitrax to its customers. The Company has acquired all right, title and ownership interest in and to Monitrax.

The Company entered into an agreement with Healthcare Communications, Inc. (HCI) to sell and sub-license their Cloverleaf (Registered) integration engine technology.
Cloverleaf (Registered) is a data interchange system which solves the complex problems of multiple hardware platforms, vendors and standards existing in the same environment. It allows the connection of disparate applications via an open architecture concept, and provides the means to move data freely among them. Under the terms of the agreement, the Company will sell Cloverleaf (Registered), will provide first level maintenance support to those licensed users, and may participate in the product implementation process. HCI will provide second level maintenance support.

The Company entered into a marketing agreement with Home Care Information Systems, Inc. (HCIS). Under the terms of the agreement, the Company and HCIS will work cooperatively to sell the HCIS home health software to the Company's client base, and HCIS will provide training, implementation, and support services.

HCIS is a leading supplier of software and services to the home health market. Their software includes specialized modules for home care as well as hospice providers; complete clinical systems with an option for portable data collection devices; electronic claims and remittances; scheduling; inventory; and a full range of accounting packages. The software is available on a variety of hardware platforms including networked and stand-alone PC's, the IBM AS/400 (Registered) and the IBM RISC/6000 (Registered).

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

Major Clients

The Company does not have a dependence on any single customer the loss of which would have a material adverse effect. The Company does generate revenue almost exclusively through sales to the healthcare industry located in the United States. Due to this concentration, substantially all receivables of the Company are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other industry related conditions. The Company currently has approximately 200 customers. The majority of these customers are located within the United States.

Backlog

The Company had contracts which it believed to be firm for the delivery of systems and services ("backlog"), totaling approximately $2.6 million on March 22, 1996. In addition, the Company as of March 22, 1996 has contracts for the delivery of software support services billable at an annual rate of $4.0 million.

Competition

The Company's competition comes from multiple sources as the Company participates in various segments of the healthcare information systems industry. The nature of the competition often depends on the market segment in which the Company is competing, as well as, on the size of the system sale and the size of the healthcare institution involved. Competitors include large hospital information system ("HIS") vendors selling laboratory, image, radiology, anesthesia, other departmental information software products to existing clients or as an adjunct to the HIS sale, laboratory information system ("LIS") vendors offering fully-featured systems, and LIS vendors selling networked microcomputer systems, image system ("IS") vendors offering fully-featured systems, radiology information system ("RIS") vendors offering fully-featured systems, and RIS vendors selling networked microcomputer systems, and anesthesia information system ("AIS") vendors offering fully-featured systems. Additionally, in the professional and technical consulting segment, the Company competes with the national big six consulting firms as well as a few national and regional healthcare specialty consulting firms.

Hospital information system vendors, including Medical Information Technology, Inc., HBO & Company, First Data Corporation, Cerner Corporation and Shared Medical Systems, Inc., occasionally compete with the Company. These vendors often have an advantage over the Company when a hospital is searching for a complete HIS solution, and are often in a position to offer substantial discounts for the purchase of an ancillary LIS, IS, RIS, or AIS system. Nevertheless, the Company has developed and installed interfaces between its systems and many of these HIS systems.

The Company also competes with other LIS and RIS vendors that offer fully-featured systems on computer platforms such as Digital Equipment Corporation's VAX systems, Hewlett Packard systems, and IBM Corporation's RS/6000 and AS/400 systems. These companies include Cerner Corporation, Sunquest Information Systems, Dynacor, Inc., 3M Health Information Systems, Citation Corporation, Advanced Laboratory Systems, Inc., Antrim Corporation, IDX, ADAC, Consort and Soft Computer Consultants. Dynacor, Inc. is the only other laboratory system vendor known to the Company to offer an IBM AS/400 based Laboratory Information System. Cerner, Sunquest, Citation, IDX, ADAC and Dynacor compete with the Company in the majority of new accounts and are considered by the Company to be its principal competitors. Some of these companies have a larger installed base and greater financial resources than does the Company.

The Company primarily markets its image solutions in conjunction with IBM, and in many instances as a joint proposal to customers. IBM is a market leader in document image solutions. There are HIS vendors as well as other specialty image vendors such as Imnet Systems, LanVision and MedPlus who offer fully-featured image systems.

The Company has not entered the active marketing and sales of its Monitrax product, as development is in the final stages and beta validation sites need to be implemented. A variety of vendors offer AIS that are fully-featured and with which the Company will compete for market share.

Product Development

The Company's expenditures relative to the enhancement of existing software products and the development of new software products continues to be one of the Company's most significant investments. As has been true for the last several years, the enhancement of existing products continues to be the Company's largest development activity. Other development projects during the last three years include, but were not limited to:

     -  The redesign of the Company's Anatomic Surgical
     Information Retrieval System (ANSIRS) on a networked
     PC-based stand-alone system.

     - The Laboratory Data Repository which aids decision support through database linkages, laboratory data storage, query and reporting utilizing standard SQL database concepts,

     - The development of Monitrax, the new anesthesia information system. This is a pen-based point-of-care system developed in cooperation with anesthesiologists, nurses and clinicians. The entire perioperative process is automated with this technology. A clinical database is captured for future query and analysis.

Actual expenditures for software development activities were $2,439,000, $2,629,000 and $2,369,000 for the years ended
December 31, 1995, 1994 and 1993, respectively. These amounts represent total expenditures for research and development activities and ignore the accounting impact of the capitalization of software development costs.

Government Regulation

The healthcare facilities that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. One of the Company's LabPro products, the Transfusion Service Manager, ("TSM"), is considered to be a "medical device" by the FDA. This subjects the Company to FDA registration, compliance with Current Good Manufacturing Practices, ("CGMP"), adverse event reporting, and other medical device reporting and registration regulations. It is possible that in the future, some or all of the Company's other software systems may be subject to approval or inspection by the Food and Drug Administration. In such event, there can be no assurance that the Company will be able to secure the required Food and Drug Administration approval for its products in a timely manner. Delays in obtaining necessary governmental approval could have a material adverse impact on the introduction of the Company's future software systems. The Company is now devoting the resources necessary to comply with FDA regulations and is in process of submission for TSM's 510K.

Patents and Trade Secrets

The Company does not have patent protection for any of its systems and it has chosen not to seek copyright protection for any of its application software products. The Company relies on trade secrets laws, internal access controls, and the confidentiality and proprietary information provisions of its systems sales contracts to protect its systems. In addition, the Company's policy and procedure manual requires all employees and contractors to execute standard confidentiality and trade secret agreements, as well as conform to the written policies in effect. The Company has applied for a trademark with the United States Patent and Trademarks office for the Monitrax Anesthesiology Information System and the DynamicVision product line.

Employees

The Company had 91 full time employees on March 15, 1996, as compared to ninety-five on March 24, 1995. None of the Company's employees are covered by collective bargaining agreements. The Company requires all employee to execute a standard employee confidentiality and trade secret agreement. In addition, each employee is furnished with the Company's standard policy manual and is expected to comply with all of its provisions. The Company believes that employee relations are good.


Item 2.     Properties

The Company's corporate offices were relocated during the 2th quarter of 1995 from Longwood, Florida to Maitland, Florida. The Maitland location consists of approximately 17,000 square feet of
office space under lease which expires March 31, 1999.   The
Company believes that the current spaces under lease will be sufficient to meet the Company's needs for the foreseeable future. If additional space is required, the Company believes it will be able to obtain such space. The Company owns no real property.


Item 3.     Legal Proceedings

The Company has instituted an action against James A. Terrano, the Company's former President and Chief Executive Officer, in the District Court of Lancaster County, Nebraska, alleging that Mr. Terrano made fraudulent and negligent representations to the Company's Board of Directors which resulted in the Company's acceptance of a handwritten memorandum modifying Terrano's employment agreement, breached his fiduciary duty to the Company and breached his obligations under his employment agreement with the Company. The Company is seeking to recover damages in the amount of at least $50,000 in addition to a declaratory judgment determining that no severance pay is due Mr. Terrano and that the handwritten memorandum is invalid and unenforceable and does not modify the employment agreement. Mr. Terrano has counter claimed that he has been defamed by the Company, although no litigation has been instituted.

The Company is a defendant in an action in which Mr. Terrano has a demand for $280,000 in severance pay together with two years worth of benefits unquantified to include the use of an automobile, club dues and insurance policies. The Company is vigorously contesting this case.

In another matter, the Company is a defendant in an action filed by the Company's former Vice President, in the District Court of Lancaster County, Nebraska, alleging that the Company did not lawfully terminate her for cause, and therefore, the Company is in breach of her employment agreement. The former employee is seeking severance payment. The Company is vigorously contesting this case.

The Company is also a defendant in a claim by a customer for $250,000 compensatory damages and punitive damages alleging that the Company breached express and implied warranties and committed fraud in connection with the sale of a laboratory information system. Management intends to vigorously contest the allegations although the Company maintains an ongoing amicable business relationship with the customer.

These cases are in the early stages of discovery and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome of either case at this time.


Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1995.




                            FORM 10-K
               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             PART II


Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters

    (a) The information called for by this item is incorporated herein by reference from pages
            51-56 of Exhibit 13 to this Form 10-K.

    (b)     As of March 12, 1995, there were 474
            shareholders of record of the Company's Common
            Stock.

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


Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference from page 29 through page 36 of Exhibit 13 to this Form 10-K.


Item 8.     Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference from page 37 through page 52 of Exhibit 13 to this Form 10-K.


Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

The information required by this item is incorporated by reference to the February 14, 1995 Form 8-KA filed by the Company.






                            FORM 10-K
               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            PART III


Item 10.     Directors and Executive Officers of the
             Registrant

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual
Meeting of Shareholders.


Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual
Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual
Meeting of Shareholders.


Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual
Meeting of Shareholders.

                            FORM 10-K
               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             PART IV


Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K


(a) The following documents are filed as a part of this report:

     1.  Financial Statements
         -Independent Auditors' Report on the financial statements as of and for the years ended December
          31, 1995 and 1994.
         -Independent Auditor's Report on the financial statements as of and for the year ended December
          31, 1993.
         -Balance Sheets as of December 31, 1995 and 1994.
         -Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993.
         -Statements of Shareholders' Equity for the years
          ended December 31, 1995, 1994 and 1993.
         -Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993.
         -Notes to Financial Statements.

The Financial Statements listed above are all incorporated by reference to pages 37 through 54 of Exhibit 13 to this Form 10-K.

2.  Financial Statement Schedules

    Index                                 Schedule No.   Page No.
Independent Auditors' Report on Financial
Statement Schedules as of and for the
Years Ended December 31, 1995 and 1994.       ---           18

Independent Auditors' Report on Financial
Statement Schedules as of and for the Year
Ended December 31, 1993.                      ---           19

Valuation and Qualifying Accounts              II           20

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.



3.     Exhibits

       Exhibit 11: Statement regarding computation of per share earnings.
       Exhibit 13:  1995 Annual Report to Security Holders.

(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995:

       Item Reported                          Date of Report

       Designation of Series A and
       Series B Preferred Stock              November 28, 1995

                    INDEPENDENT AUDITORS' REPORT







Board of Directors
Dynamic Healthcare Technologies, Inc.:


Under date of March 6, 1996, we reported on the balance sheets of Dynamic Healthcare Technologies, Inc. as of and for the years ended December 31, 1995 and 1994 and and the related statements of operations, shareholders' equity and cash flows for the years then ended, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we have also audited the related 1995 and 1994 information in the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1995 and 1994 information in this financial statement schedule based on our audits.

In our opinion, such 1995 and 1994 information in the financial statement schedule, when considered in relation to the basic 1995 and 1994 financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                         /S/KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP








Orlando, Florida
March 6, 1996

                           INDEPENDENT AUDITORS' REPORT






Board of Directors
Dynamic Healthcare Technologies, Inc.:


We have audited the statements of operations, shareholders' equity, and cash flows of Terrano Corporation for the year ended December 31, 1993, and have issued our report thereon dated March 16, 1994 (January 11, 1995 as to the 1993 restated financial statements); such financial statements and report are included elsewhere in this 1995 annual report on Form 10-K. Our audit also included the 1993 information in the financial statement schedule of Terrano Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1993 information in this financial statement schedule based on our audit. In our opinion, the 1993 information included in such financial statement schedule, when considered in relation to the basic 1993 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                         /S/DELOITTE & TOUCHE LLP
                                         DELOITTE & TOUCHE LLP








Orlando, Florida
March 16, 1994
(January 11, 1995 as to the restated Allowance for Doubtful Accounts
 Receivable Information)


              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                           Schedule II




Description      Balance At  Charged To   Write-Offs,  Balance At
                 Beginning   Costs and   Retirements     End of
                  of Year    Expenses    & Collections    Year


Year Ended December 31, 1993:
Allowance for
Doubtful Accounts
Receivable       $ 200,000   $  29,389    $  39,717    $ 189,672

Accumulated
Amortization of
Capitalized
Software
Development
Costs            $  458,968  $ 384,569    $   -        $ 843,537


Year Ended December 31, 1994:

Allowance for
Doubtful Accounts
Receivable       $  189,672  $ 179,409    $  119,081   $ 250,000

Accumulated
Amortization of
Capitalized
Software Development
Costs            $  843,537  $ 505,613    $   76,055   $1,273,095


Year Ended December 31, 1995:

Allowance for
Doubtful Accounts
Receivable       $  250,000  $ (12,498)   $   96,665   $  140,837

Accumulated
Amortization of
Capitalized
Software
Development
Costs            $1,273,095  $ 562,606    $     -      $1,835,701



                          FORM 10-K
             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Commission File No. 0-12516
IRS E.I.N. 47-0643468


By /S/PAUL S. GLOVER                      Date  March 29, 1996
   Paul S. Glover, Vice President of Finance and Chief Financial
   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                Date


/S/THOMAS J. MARTINSON   Chairman of the Board    March 29, 1996
Thomas J. Martinson


/S/DAVID M. POMERANCE    CEO,Secretary & Director March 29, 1996
David M. Pomerance


/S/MITCHEL J. LASKEY        President, COO,       March 29, 1996
Mitchel J. Laskey         Treasurer & Director


/S/PAUL S. GLOVER     Vice President of Finance,  March 29, 1996
Paul S. Glover                  CFO


/S/JERRY L. CARSON               Director         March 29, 1996
Jerry L. Carson


/S/KENNETH C. COON               Director         March 29, 1996
Kenneth C. Coon

                       FORM 10-K
           DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                   INDEX TO EXHIBITS



                                                        Page
               Description of Exhibits                 Number

Exhibit 11     Statement regarding computation
               of per share earnings.                    23




Exhibit 13     Annual Report to Shareholders
               of Dynamic Healthcare Technologies,
               Inc. for the fiscal year ended
               December 31, 1995.                        25

                           FORM 10-K

               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                          EXHIBIT 11


                     Statement Regarding
                       Computation of
                     Per Share Earnings



           DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
  COMPUTATION OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                           AND
           EARNINGS PER SHARE FOR THE YEARS ENDED
              DECEMBER 31, 1995, 1994 AND 1993



                                        Years Ended December 31,
                                   1995       1994        1993

Earnings (loss) available for
common shareholders:

   Net earnings (loss)        $ (512,623) $(4,307,500) $  245,684

   Preferred stock dividend
   arrearage                     (24,844)        -          -

Earnings (loss) available
for common shareholders       $ (537,467) $(4,307,500) $  245,684


Weighted average common
and common equivalent shares
outstanding:



Primary:
   Weighted average number
   of common shares
   outstanding                 6,443,294    5,536,202   5,275,160

   Dilutive effect of options
   and warrants using average
   market price                    -            -          87,465

   Weighted average common
   and common equivalent shares
   outstanding                 6,443,294    5,536,202   5,362,625



Fully diluted:
   Weighted average number of
   common shares outstanding  6,443,294     5,536,202   5,275,160

   Dilutive effect of options
   and warrants using the
   greater of average market
   price or period end market
   price                          -             -         107,070
   Weighted average common
   and common equivalent
   shares outstanding
   assuming full dilution     6,443,294     5,536,202   5,382,230



Earnings (loss) per share
primary and fully diluted:  $     (0.08)   $    (0.78) $     0.05



                            FORM 10-K
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            EXHIBIT 13



                  Annual Report to Shareholders
            of Dynamic Healthare Technologies, Inc.
          for the Fiscal Year Ended December 31, 1995

                       OUTSIDE FRONT COVER














             Dynamic Healthcare Technologies, Inc.

                     1995 Annual Report

                       INSIDE FRONT COVER


Dynamic Healthcare Technologies, Inc. develops, markets, installs and supports clinical information systems, document image solutions and DynamicVision , an enterprise-wide, multi-media software and services solution that integrates health-related data from many sources into a comprehensive electronic health record.




                          Contents



Selected Financial Data

To Our Shareholders

Dynamics of the Healthcare Industry

Management's Discussion and Analysis

Financial Statements and Notes

Independent Auditors' Report

Board of Directors and Officers

Shareholders Information




                    SELECTED FINANCIAL DATA
              FIVE YEARS ENDED DECEMBER 31, 1995

    (In thousands except per share data and current ratio)

The following selected financial data for the five years ended
December 31, 1995, were derived from the financial statements of Dynamic Healthcare Technologies, Inc. These data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included herein.




                    1995 (1)    1994 (1)    1993    1992    1991

Operating Revenues  $ 8,886     $ 6,987    $9,688  $8,411  $8,687

Loss from
Discontinuance of
Product Line            -           -         -     2,000     -

Restructuring Charge    -           686       -       -       -

Net Earnings (Loss)
from Continuing
Operations             (513)     (4,308)      246  (2,118)  1,070

Net Earnings (Loss)
Per Common Share      (0.08)      (0.78)     0.05   (0.40)   0.22



Working Capital       2,776      (2,871)      918   1,215   2,561

Current Ratio          1.98         .50      1.27    1.45    2.44

Total Assets          9,659       7,000     6,803   5,940   6,803

Long-Term Liabilities 2,770         723       -       -       -

Shareholders' Equity  4,064         502     3,462   3,210   5,024


The Company has declared no cash dividends on common stock since its inception.




(1) Include the operating results and related financial information since the acquisition of Dynamic Technical
     Resources, Inc., accounted for as a purchase business combination, whichoccurred on August 23, 1994.



Item 7.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                  THREE YEARS ENDED DECEMBER 31, 1995

Overview

During the year ended December 31, 1995, the Company completed the Restructuring Plan begun during 1994, developed and executed a Refinancing Plan and returned to profitability in the third and fourth quarters of 1995. In addition, the Company officially changed its name to Dynamic Healthcare Technologies, Inc. and developed a new corporate vision of providing the healthcare industry with a comprehensive electronic health record. The restructured, refinanced Company introduced a new "DynamicVision" product strategy.

The Restructuring Plan was completed in June 1995 and resulted in the closing of the Lincoln, Nebraska facility, which was responsible for the laboratory product line. Restructuring also resulted in relocation of sales, marketing, accounting and administration to Orlando, Florida, and the organization of a national support center in Orlando, Florida. Throughout the restructuring process, Management maintained a commitment to preserving the customer base by improving customer satisfaction. As such, the Restructuring Plan included a re-engineering of the lab product line, a revamped product quality control process, product deliveries on a timely and scheduled basis, and a commitment to deliver on all of the outstanding customer contractual obligations.

During the restructuring process, Management determined that additional financing was required. The Company was then in continuing default of the financial covenants contained in the Demand Line of Credit Security Agreement with its bank, and as a result of rejecting initial financing proposals, the Company was delisted from the NASDAQ stock market for failure to meet the continuing minimum maintenance requirements for such listing. In connection with funding new development efforts, to providing additional working capital and expanding the Company's opportunities for growth through acquisitions, among other objectives, the Company began a Refinancing Plan (the "Plan").

On July 31, 1995, the Company closed a Private Placement transaction as completion of Phase One of the Plan. Through the issuance of Subordinated Convertible Notes (the "Notes") and detachable warrants, the Company raised $775,000 of funding. On
November 28,1995 all of the Notes were converted into an equity investment consisting of 968,750 of the Company's newly designated Series A Preferred Shares. On December 5, 1995 the
Company closed on $2,725,000 of additional new equity investment in exchange for 3,375,000 newly designated Series B Preferred
Shares and 210,000 common stock warrants. The final phase of the Plan included refinancing the Demand Line of Credit as a Long
Term Note payable to the Bank payable in monthly installments reflecting a 17 1/2 year amortization with a balloon in March 1998.
The Plan was completed on December 29, 1995 with an additional $300,000 of investment in Series B Preferred Shares. In the aggregate, the Plan raised $3,800,000 in new equity through the issuance of Series A and B Preferred Shares and warrants, refinanced the $3,400,000 demand Line of Credit on a long term basis after reducing it to $2,800,000, and the Company regained listing on the NASDAQ stock market.

The restructured and refinanced Company returned to profitability during the last two quarters of 1995. In addition, the Company reported revenues in excess of $2,000,000 for each quarter during 1995. The cumulative results of the Company's activities culminated in a $3.3 million improvement in operating results for the year ended December 31, 1995 as compared to the prior year.

The Company, through its name change, restructuring and refinancing, began to focus strategically on participating in the fast growing market segment for the development of the electronic health record. Utilizing the Company's health industry experience, underlying document imaging technology and customer focus groups, the Company announced DynamicVision as a new product strategy. DynamicVision is a multi-media software and services solution that visually and logically integrates health-related data from many sources into a comprehensive electronic health record. Physicians, caregivers, and other authorized individuals across a healthcare delivery network are able to use a single workstation to access the data, documents, audio, video, graphics, text and diagnostic images comprising a patient's lifetime health record.

During December 1995, the Company signed a Letter of Intent to acquire Dimensional Medicine, Inc. (DMI) of Minneapolis,
Minnesota. During February 1996, definitive agreements have been executed with the planned closing for late April 1996. Anticipated benefits from the DMI acquisition include a radiology information system software system, diagnostic image capabilities that can be integrated into the Company's DynamicVision product line, a customer list comprised of America's leading medical centers, and a staff highly trained in both healthcare and information systems. In addition, this acquisition is intended to provide growth to both organizations through the cross selling of products and services to a wider customer base.
Strategically, the acquisition of DMI will bridge the Company
DynamicVision.

                   YEAR ENDED DECEMBER 31, 1995

During the year ended December 31, 1995, the Company reported revenues of $8,886,000 representing a 27% increase over the $6,987,000 reported for the prior year. The Company also reported four consecutive quarterly revenue figures in excess of $2,000,000 during 1995.

Although 1995 computer equipment sales decreased by $772,000 from the 1994 level, this decrease was more than offset by the $1,181,000 increase in software support revenues. The Company has fewer new system placements of its laboratory product line and thinning margins on hardware as a result of competitive pricing in this mature market. In addition, the Company increased its focus on perfecting customer product delivery and developing new market sectors. The significant increase in software support revenues of $1,181,000 during 1995 results principally from continued successful laboratory system installations, the acquisition in August 1994 of Dynamic Technical Resources, Inc. ("DTR"), and the inclusion for a full year in 1995 of approximately $400,000 of Hospital Information System support therefrom, and the IBM contract entered into in 1995 for exclusive support of IBM's Medical Records Plus software installations.

Application software license revenue for 1995 also increased by $580,000. As part of the Restructuring Plan completed in 1995, the Company has continued to focus on shortening product delivery cycles by improving interdepartmental communication and a re-engineered installation process. Additionally, the Company continues to sell add-on modules to its laboratory information system customers. Application software license revenues are expected to become a more significant component of the Company's total operating revenue as the Company's newer software products and solutions are brought to the market. These include DynamicVision software solutions together with IBM Medical RecordsPlus/400 document management imaging system, Monitrax, the new anesthesia information system, the Company's decision support products, and other software developed or acquired from other companies.

Services and other revenues during the year ended December 31, 1995 also increased by approximately $910,000 over the levels reported for the same period a year ago. This increase results principally from the acquisition in August 1994 of DTR, which has expanded the Company's custom programming, technical consulting, and other professional services revenue.

Although cost of equipment sold for the year ended December 31, 1995 declined by $667,000 over the same reported for the preceding year, gross margin on equipment declined by only $106,000, reflecting the declining significance of hardware sales. The Company expects to increase future hardware sales as the new product offerings, principally imaging systems and Monitrax installations, begin penetrating relatively unsaturated markets requiring more sophisticated hardware integration and full system placements with anticipated higher margins.

Client services expense for 1995 increased by $224,000 or 9% over the same for 1994. The acquisition of DTR in August of 1994 results in a full year inclusion of related costs for 1995. Estimated 1995 DTR related client services expenses, based on annualizing these costs incurred for the four months of 1994, would have yielded an increase of $830,000. This proforma increase was offset principally by restructured operations, which eliminated duplicate job functions and revamped product quality control processes. Restructuring client services was designed to streamline future product deliveries while increasing customer responsiveness and overall customer satisfaction.

The decrease in software development costs incurred for the year ended December 31, 1995 of $132,000 results principally from the effects of restructuring operations. A reassignment of this department's staff to assist in product delivery, support and installation activities more than offset the increase attributable to the annualized inclusion of DTR. Capitalized software development activities initially slowed during restructuring, but continued enhancements to LabPro 2000, and development activities on Monitrax, imaging solutions and DynamicVision resulted in $781,000 of new capitalized costs during 1995 compared to $854,000 for 1994. Software amortization expenses of $562,000 and $506,000 were incurred for 1995 and 1994 respectively, reflecting the inclusion of DTR for a full year.


During the fourth quarter of 1995, the Company began the process of significantly increasing the sales and marketing force. The sales organization was restructured to align team selling efforts with the Company's new DynamicVision product line and to provide emphasis both within the existing customer base and toward developing new business markets. In addition, during 1995, the Company took on a new corporate name Dynamic Healthcare Technologies, Inc. and began to roll out a new corporate image as team Dynamic which required a re-engineering of all marketing and sales collateral materials. As such, during 1995, sales and marketing costs were $190,000 higher than 1994. Increasing market exposure while improving customer service remain the principal objectives of restructuring this department. It is anticipated that the build up of costs in this department will continue during the first quarter of 1996 in an effort to build momentum for placements of new system sales and thereby increase future revenues.

General and administrative expenses for the year ended December
31, 1995 decreased by $451,000 principally as a result of centralization after consolidating with DTR. A reduction in executive and administrative management directly reduced general and administrative salaries and wages from $1,164,000 to $712,000 from 1994 to 1995. Professional service fees including legal, accounting and other financial consulting fees increased in 1995 over 1994 by $172,000; substantially due to the financial restatement and restructuring process undertaken during 1995.
Amortization of goodwill increased from $55,000 in 1994 to $155,000 during 1995 in direct proportion to the period of amortization used during each year. During 1994 the goodwill balance attributable solely to the DTR acquisition, was amortized for approximately four months. During 1995, a full year of goodwill amortization was charged. A reduction in bad debts expense of $131,000 also occurred in 1995. During the year the Company implemented tighter revenue recognition controls, which include more continuous customer contact by both project management and accounting, and resulted in an improved cash collection cycle. The revamped quality control process with its focus on customer responsiveness has also improved customer communication and reduced costs.

Interest expense and financing fees increased by $235,000 for the year 1995 over 1994. Substantially all of the $3,400,000 Bank line of credit was outstanding for most of 1995. On November 28, 1995, the Company refinanced the demand line of credit by making a $600,000 principal reduction and issuing a $2,800,000 long term note payable. The $3,400,000 balance represents approximately $2,000,000 of additional debt financing required by the Company's post acquisition with DTR in August of 1994 to fund restructuring. In addition, during the second quarter of 1995 the Company completed a Private Placement transaction issuing $775,000 of Convertible Subordinated Notes bearing interest at 9% per annum. Interest was paid through conversion to Series A Preferred Shares on November 28, 1995.

                    YEAR ENDED DECEMBER 31, 1994

Total operating revenues decreased by 27.9% to $6,987,000 in 1994 as compared with $9,688,000 in 1993. The reduction was comprised of significantly less revenue from sales of computer system equipment and support as well as from a reduction in application software licenses, although, there was a major increase in software support and maintenance revenues. The Company sold significantly fewer new customer LabPro laboratory information systems (LIS) during 1994 as compared to 1993, and was further impacted as more new customers either purchased their hardware from sources other then the Company or operated the systems on a co-resident machine already existing at the customer location.

Computer system equipment sales and support revenues decreased by 52.7% in 1994 to $1,873,000 as compared to 1993. This reduction was caused by fewer new customer sales, coupled with increased sales in which the Company's customers either operate the software on an IBM AS/400 in a co-resident environment with that of another vendor's software or where the customer has purchased the computer system directly from IBM or an IBM authorized dealer.

Application software license revenue decreased by 48.3% to $1,849,000 as compared to 1993. This reduction was primarily caused by fewer new customer sales as well as customer discounts necessary to contract new business in a more competitive environment. The Company continues to sell some add-on modules to its LIS customers.

Software support revenues increased by 18.7% to $2,550,000 as compared to 1993. The increase is primarily related to additional Company customers who have successfully completed the installation process of their application software products and have commenced their software support and maintenance services. In addition, service and other revenues increased by $715,000 in 1994. These service revenues are related to the acquisition of DTR in August of 1994. The Company presently supports software products that it develops as well as software products that it sub-licenses or joint markets for and with its business partners.

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

Client services expense is the Company's cost of installing, maintaining, and providing training and support for its software products. It also includes the cost of services for the Company's professional and technical consulting engagements. The costs associated with the support of software products sub-licensed and joint marketed by the Company are also included. The increase of 80.1% to $2,601,000 in 1994 as compared to 1993 in client services expense is primarily comprised of two factors. First is the inclusion of the acquired DTR costs of $415,000 for the eighteen (18) weeks after the acquisition. Secondly and more material were the staffing levels and resultant costs and operational inefficiencies that existed in the Company's laboratory product line. As detailed elsewhere, this product line was restructured and re-engineered to align operational processes, staffing levels and other costs more directly to the product line revenue.

Software development costs increased 24.5% to $1,775,000, or 25.4% of total revenues in 1994 compared to $1,437,000, or 14.7% of total revenues in 1993. The cost of producing software product masters subsequent to establishing technological feasibility is capitalized. All other development and research costs are expensed. Capitalized software development costs are amortized primarily using the straight line method over the five year estimated economic life of the product. Actual expenditures for software development activities, which ignore the accounting effects of capitalization and amortization, were $2,123,000 in 1994 and $1,927,000 in 1993. Of these amounts, $854,000 and
$887,000 respectively, were capitalized. In addition, during 1994 and in connection with the restructuring, current management evaluated the net realizable value by reviewing the economic remaining life of certain software products. As a result, the Company took a charge to operations of approximately $121,000 by reducing the carrying value of certain software products.

Sales and marketing expense is the Company's cost of taking its products and services to market and selling to its customers. Sales and marketing expenses remained relatively constant in terms of dollars expended $1,695,000 in 1994 and $1,676,000 in 1993. However, in terms of a percentage of total revenues, the aggregate costs increased to 24.3% in 1994 as compared with 17.3% in 1993. The increase is related to decreased revenues and to higher fixed operating costs as it relates to sales and marketing costs of some new market segments as a result of new software products and services. In addition, the Company incurred added costs to change the image of the Company in the marketplace and to enhance its sales force.

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

General and administrative expenses increased by 60.6% to $2,219,000 during 1994 as compared to $1,382,000 during 1993. This increase can be attributed to a variety of factors:
(1)  The decision by the Board of Directors to elect a new
CEO and add the additional costs thereby for the six months of actual employment during 1994. (2) The acquisition of DTR on August 23, 1994 and the inclusion of the related consolidated costs including amortization of goodwill. And, (3) The increase in legal and accounting costs as a result of the acquisition and the issues surrounding the required restatement of prior periods.

On November 15, 1994, the Company adopted a plan to restructure operations. The plan included the consolidation of sales, marketing, accounting, administration and national support to the Orlando, Florida location. In addition, it included the planned closing of the Lincoln, Nebraska location and the re-engineering of the laboratory product line. Accordingly, the Company in 1994 had incurred or provided $686,000 to write down assets to the net realizable value and to cover the costs associated with this action. These costs have been identified as "Restructuring Costs" in the Consolidated Statement of Operations.

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


Liquidity and Capital Resources

As of December 31, 1995, the Company has working capital of $2,776,000. This represents a $5,647,000 improvement over working capital one year ago. Cash and cash equivalents together with trade receivables total $5,410,000 as of December 31, 1995, in excess of six times accounts payable and accrued expenses of $853,000 as of the same date. The Company's Refinancing Plan completed during 1995 raised $3,800,000 in new equity principally through the issuance of Series A and Series B Preferred Shares, and refinanced the Demand Line of Credit as a Long Term Note payable to the Bank in monthly installments reflecting a 17 1/2 year amortization and a balloon payment in March 1998.
Operating results during 1995 significantly improved as a result of the Restructuring Plan begun during the fourth quarter of 1994, and completed during the second quarter of 1995. Even with the acquisition of DTR occurring in August of 1994, total operating expenses exclusive of cost of equipment sold decreased by $832,000 for the 1995 year as compared to 1994. While costs were being reduced during 1995, revenues increased by nearly $2,000,000 over the levels attained in 1994. The cumulative results of the Company's activities culminated in a $3,300,000 improvement in operating results for the year ended December 31, 1995 as compared to the prior year.

The Company anticipates that it will continue to make significant investments in property and equipment in the future. Most of these purchases will be for computer equipment for development, software support and client education purposes. From January 1, 1993 through December 31, 1995 the Company acquired $1,074,000 of property and equipment, which includes $220,000 from the acquisition of DTR. The Company believes it is essential to maintain at least one of every central processor type and peripheral equipment model that it sells to its customers at its corporate headquarters. The Company intends to continue to offer its systems for use with the newest equipment technology available which will require it to make significant investments in computer equipment for its own use.

The Company will continue to develop new products and to keep existing software investments competitive while it attempts to build market share. These existing and new markets will also require continued research and development efforts. Between January 1, 1993 and December 31, 1995, the Company expended $5,984,000 on software development, of which $2,594,000 was capitalized. Evolving products include Monitrax, a new anesthesia information systen and DynamicVision, a multi-media software solution supporting a comprehensive electronic healthcare record. All will need continued management involvement and capital resources to reach marketability and market penetration. The investment in product development requires a substantial utilization of cash, as well as the impact to account for the amortization of these costs on reported earnings from operations each year. Amortization of capitalized software development will continue to be a significant portion of the Company's software development expenses.

An additional impact on the Company's earnings and cash flows is its net operating loss carryforward (NOL). The Company had unused tax operating loss carryforwards of approximately $9,801,000 at December 31, 1995, which can be utilized to reduce taxable income in future periods, and therefore, substantially reduce cash requirements for taxes. While the Company had profitable operations for some periods reported, it has not been required to pay significant Federal or state income tax, due to the use of its NOL.

On February 6, 1996, the Company signed a definitive Merger Agreement ("Agreement"), with Dimensional Medicine, Inc. ("DMI"), of Minnetonka, Minnesota. As of December 31, 1995 restricted cash of $50,000 represented an escrowed deposit on the acquisition pursuant to a Letter of Intent with DMI. Under the terms of the Agreement, the Company will acquire through a wholly owned newly created subsidiary DMI Acquisition Corporation on or before May 17, 1996, all of the outstanding common shares of DMI. Additionally, the Agreement requires the Company to pay approximately $550,000 for 100% of the outstanding DMI stock, $600,000 to retire DMI's senior indebtedness and requires that DMI's majority shareholder be released from its guarantee of an estimated additional $820,000 of DMI indebtedness. The total of $1,970,000 is the estimated financial requirement of this acquisition before other acquisition related costs. It is anticipated to be funded from existing Company cash, cash equivalents, restricted cash, through continued borrowing relationships with existing DMI creditors, substitute guarantor relationships, indemnification agreements and alternative debt financings. In addition, the Company has evaluated and will continue to evaluate the acquisition of complementary businesses and products.

The Company believes that its cash and cash equivalents together with cash generated by operations and additional sources of liquidity, including possible further debt or equity financing, will be sufficient to fund anticipated cash requirements. In addition, the Company's ability to meet its cash requirements on a long-term basis will depend on the Company's ability to maintain profitable operations.


Inflation and Changing Prices

The Company believes that the general state of the economy and inflationary trends may have only a limited effect on its business. Historically, inflation has not had a material effect on the Company's operations or its financial condition. Changing prices on computer hardware could have a material effect on the cost of materials sold and the related selling price of software and hardware sales.






                 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            BALANCE SHEETS
                      DECEMBER 31, 1995 AND 1994




                                           1995        1994
ASSETS

Current assets:


  Cash and cash equivalents            $2,290,366    $   10,173

  Restricted cash (Note K)                 50,000        -

  Accounts receivable, net of
   allowance for doubtful accounts
   of $140,837 and $250,000 in 1995
   and 1994, respectively               2,811,711     2,166,813

  Unbilled receivables                    307,693       528,372

  Other current assets                    141,569       199,651

    Total current assets                5,601,339     2,905,009

Property and equipment, net
 (Notes B and C)                        1,119,278     1,212,969

Capitalized software development
 costs, net of accumulated amortization
 of $1,835,701 and $1,273,095 in 1995
 and 1994, respectively (Note A)        2,040,727     1,821,917

Goodwill, net of accumulated
 amortization of $209,479 and $54,787
 at December 31, 1995 and 1994,
 respectively (Note A)                    873,358     1,028,050

Other assets                               24,408        32,171

                                      $ 9,659,110    $7,000,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Borrowings under line of credit
   (Note C)                           $     -       $ 2,788,401

  Accounts payable and accrued
   expenses (Note F)                      852,515     1,182,450
  Deferred revenue                       1,818,871    1,452,895

  Advance billings                          80,260      351,835

  Bank note payable - current maturities    73,285        -

    Total current liabilities            2,824,931    5,775,581

Bank note payable (Note C)               2,726,715        -

Accrued liability - Acquisition
 contingency (Note G)                        -          610,000

Other (Note J)                              43,053      112,569

    Total liabilities                    5,594,699    6,498,150

Shareholders' equity (Note E):

  Series A preferred stock, $0.01 par
   value (liquidation preference of
   $782,992); authorized 1,055,938shares;
   issued and outstanding 968,750 shares
   as of December 31, 1995                   9,688        -

  Series B preferred stock, $0.01 par
   value, (liquidation preference of
   $3,023,062) authorized 4,384,375 shares;
   issued and outstanding 3,750,000 shares
   as of December 31, 1995                  37,500        -

  Common stock, $0.01 par value, authorized
   20,000,000 shares; issued and outstanding
   6,611,646 and 5,967,819 shares in 1995
   and 1994, respectively                   66,116       59,678

  Additional paid-in capital            12,900,738    8,879,296

  Deficit                               (8,949,631)  (8,437,008)

    Total shareholders' equity           4,064,411      501,966

                                       $ 9,659,110   $7,000,116



See notes to financial statements.




               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                     STATEMENTS OF OPERATIONS
            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                    1995       1994       1993
Operating revenues (Note A):

  Computer system equipment
   sales and support           $1,101,017  $1,873,393  $3,961,164

  Application software
   licenses                     2,428,928   1,848,522   3,577,868

  Software support              3,731,149   2,549,761   2,148,675

  Services and other            1,625,242     715,466       -

    Total operating revenues    8,886,336   6,987,142   9,687,707

Costs and expenses:

  Cost of equipment sold          880,639   1,547,453  3,158,671

  Client services expense       2,824,987   2,600,913  1,437,204

  Software development costs    1,642,825   1,774,897  1,425,083

  Sales and marketing           1,885,362   1,695,486  1,675,809

  Joint marketing costs            45,816      22,487    356,060

  General and administrative    1,768,005   2,218,807  1,381,973

  Restructuring costs (Note F)      -         686,439       -

    Total costs and expenses    9,047,634  10,546,482  9,434,800

    Operating income (loss)      (161,298) (3,559,340)   252,907

Other income (expense):

  Acquisition contingency
   (Note G)                         -        (610,000)     -

  Interest expense and
   financing costs               (378,043)   (143,412)   (18,615)

  Miscellaneous                    26,718       5,252     11,392

  Total other expense            (351,325)   (748,160)    (7,223)

Earnings (loss) before
 income taxes                   (512,623) (4,307,500)    245,684

Income taxes (Note H)              -           -             -

Net earnings (loss)           $ (512,623)$(4,307,500)  $ 245,684


Weighted average number of
 common shares outstanding     6,443,294   5,536,202   5,362,625

Earnings (loss) per common
 share

  Primary and fully diluted   $    (0.08)$     (0.78)  $    0.05


See notes to financial statements.





              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               STATEMENTS OF SHAREHOLDERS' EQUITY
          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




             Series     Series              Additional
                A          B       Common   Paid-In
            Preferred  Preferred   Stock    Capital    Deficit


Balance,
December
31, 1992  $   -      $   -      $ 52,713  $7,532,617 $(4,375,192)

 Exercise
 of stock
 options      -          -            65       6,435       -

 Net
 earnings     -          -         -           -         245,684

Balance,
December
31, 1993      -          -        52,778   7,539,052  (4,129,508)

 Common
 stock
 issued
 to effect
 merger       -          -         6,000   1,194,000        -

 Exercise
 of stock
 options      -          -           822     135,142        -

 Employee
 stock
 purchase
 plan         -          -            78      11,102        -

 Net loss     -          -         -           -      (4,307,500)









Balance,
December
31, 1994      -          -        59,678   8,879,296  (8,437,008)

 Common
 stock
 issued
 to resolve
 acquisition
 contingency  -          -         6,100     603,900       -

 Conversion
 of
 Subordinated
 Convertible
 Notes        9,688       -         -        760,062       -

 Issuance of
 Series B
 Preferred
 Stock        -          37,500     -      2,601,005       -

 Issuance of
 Warrants     -           -         -         25,000       -

 Exercise of
 Stock
 Options      -           -           50       4,950       -

 Employee
 Stock
 Purchase
 Plan         -           -          288      26,525	    -

 Net Loss     -           -         -          -        (512,623)

Balance,
December
31, 1995    $ 9,688     $37,500  $66,116 $12,900,738 $(8,949,631)




See notes to financial statements.






              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                    STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                              1995          1994         1993

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net earnings (loss)        $ (512,623)  $(4,307,500)  $ 245,684

Adjustments to reconcile
net earnings (loss) to
net cash provided by
(used in)

Operating Activities:

  Depreciation and
   amortization             1,081,694     1,036,740     677,441

  Acquisition contingency       -           610,000       -

  Changes in assets and
   liabilities

     Accounts receivable     (644,898)   (1,096,151)   (634,020)

     Unbilled receivables     220,679     1,949,552       -

     Other                     65,845       (17,844)     19,891

     Accounts payable and
      accrued expenses	    (329,935)      (95,206)     80,360

     Deferred revenue         365,976        99,940     291,140

     Advance billings        (271,575)      (45,236)      -

       Net cash provided
         by (used in)
         operating
         activities           (24,837)   (1,865,705)    680,496

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Acquisition of Dynamic
   Technical Resources          -           286,586       -

  Capitalized software
   development costs         (781,416)     (796,024)   (943,595)




  Purchases of property
   and equipment             (270,705)     (445,065)   (237,238)

  Restricted cash deposit     (50,000)        -           -

    Net cash used in
      investing activities (1,102,121)     (954,503) (1,180,833)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Borrowings (repayments)
   under line of credit,
   net                     (2,788,401)    1,874,401     239,000

  Borrowings under bank
   note payable             2,800,000         -           -

  Proceeds from issuance
   of common stock             31,813       147,144       6,500

  Other                        (5,250)       20,084     (46,392)

  Proceeds from issuance
   of Subordinated
   Convertible Notes          775,000         -           -

  Proceeds from issuance
   of Series B Preferred
   Stock                    2,638,505         -           -

  Proceeds from issuance
   of warrants                 25,000         -           -

  Principal payments
  on long-term debt and
  capital lease obligations    (69,516)     (311,390)     -

    Net cash provided by
     financing activities    3,407,151     1,730,239    199,108

Net increase (decrease) in
 cash and cash equivalents   2,280,193    (1,089,969)  (301,229)

Cash and cash equivalents,
 beginning of year              10,173     1,100,142  1,401,371

Cash and cash equivalents,
 end of year                $2,290,366    $   10,173 $1,100,142

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

  Interest paid                375,434    $  102,354 $   16,284

Income taxes paid (received)$    0        $     0    $   (3,823)


See notes to consolidated financial statements.



               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business - Dynamic Healthcare Technologies, Inc. develops, markets and supports clinical information systems and electronic health record solutions in the healthcare industry. The specific market segments in which the Company participates include Clinical Workstations, Document Imaging, Diagnostic Imaging, Laboratory Information Systems, Radiology Information Systems, and Perioperative (Anesthesiology) Information Systems. All of the Company's products are complementary to and contribute to the creation and maintenance of the electronic health record.


Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, ranging from five to ten years, using the straight-line method.


Software Development Costs - Costs incurred to establish the technological feasibility of computer software products are research and development costs and are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Amortization of capitalized Software Development Costs for the years ended December 31, 1995, 1994 and 1993 were
$562,606, $505,613 and $384,569, respectively, and write downs to net realizable value of $0, $121,535 and $0. Capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the product (currently five years) or the ratio of current revenues to current and anticipated revenues for the product whichever results in the greater amount of amortization.
Unamortized capitalized costs of a computer software product in excess of its net realizable value of that asset are expensed.


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


Revenues - Revenues are derived from the sale of computer hardware, licensing and sub-licensing of software, professional and technical consulting services, and maintenance and support services. Each customer contract is negotiated separately. Application software licenses and computer system equipment revenues are recorded when hardware and application software are delivered. Installation and training revenues, which are included with application software licenses revenues in the statements of operations are recognized as the services are performed. Software support revenues principally include contracts for continuing support services which cover a specific period, and from which revenue is recognized ratably over the period of the contract. Also included in software support revenue are revenues from other significant continuing obligations and post contract support obligations, which are typically under separate contract and are recognized as the services are performed. Services revenues are recognized as the services are performed.

Joint Marketing Costs - Joint marketing costs include amounts incurred as a result of joint marketing efforts of the Company's LabPro 2000 laboratory information system and related systems with other vendors. These vendors offer application software products which are complementary to the Company's products.


Employee Benefit Plan - The Company has a 401(k) savings plan covering all full-time employees. Eligible employees may elect to defer 20% of their compensation up to the maximum allowed by the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors and amounted to $63,390, $75,545 and $52,576 in 1995, 1994 and 1993, respectively.


Stock-Based Employee Compensation Plans - The Company's employee stock option plans are accounted for under APB Opinion 25, Accounting for stock issued to employees, and related interpretations.


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


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Concentration of Credit Risk - The Company generates revenue primarily through sales to the healthcare industry located throughout the United States. Due to this concentration, substantially all receivables at March 31, 1995 and 1994, are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other conditions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash in deposits with major financial institutions, in U.S. government agency securities and in commercial paper of companies with strong credit ratings. Generally, the investments mature within 90 days and, therefore, are subject to little risk. The Company has not experienced losses related to these investments.


Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments: The fair value of cash and cash and equivalents approximates its carrying amounts because of the short maturity of those instruments. The fair value of Bank Note Payable is estimated based on the current rates available to the Company for debt of the same remaining maturities and approximates its carrying amount.


New Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement, which is effective for fiscal years beginning after December 15, 1995, provides that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company will adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement, which is effective for fiscal years beginning after December 15, 1995, provides that companies must either charge the value of stock options granted to their income statement or provide pro forma equivalent information in a footnote disclosure. The Company will adopt this standard in 1996 by providing pro forma equivalent information in a footnote disclosure.

Reclassifications - Certain prior year balances have been reclassified to conform to the 1995 presentation.


B.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                          December 31,
                                    1995               1994

Furniture and fixtures          $   208,434       $   264,424
Equipment                         2,696,946         2,778,373
Leasehold improvements               48,559           110,150

                                  2,953,939         3,152,947


Less accumulated
depreciation and
amortization                      1,834,661         1,939,978

                                $ 1,119,278       $ 1,212,969




C.     BANK NOTE PAYABLE

On December 8, 1995 the Company entered into a $2,800,000 Promissory Note payable to the Bank (the "Note"), and discharged the Line of Credit. The Line of Credit was due on demand and accrued interest payable monthly at the Bank's prime plus one percent per annum. The terms of the Note require fixed monthly payments of principal and interest of $29,911 beginning January 1, 1996, and a balloon payment equal to the remaining unpaid principal balance and accrued interest on March 31, 1998. Principal payments are anticipated to approximate $73,000, $76,000, and $2,651,000 during the years ending December 31, 1996, 1997 and 1998, respectively. Interest on the outstanding principal balance accrues at the Bank's prime rate plus two percent per annum (10.5% as of December 31, 1995). Under the applicable Credit Agreement, the Bank has a security interest in all the assets of the Company.

D.     LEASES

The Company leases certain equipment and office space under noncancelable operating leases. The leases call for monthly payments over terms of three to five years and include renewal options. With respect to the equipment leases, the Company is liable for all taxes, repairs and insurance. Total rent expense on all operating leases was $161,835, $208,000 and $204,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

The future minimum rental payments under operating leases as of December 31, 1995 are as follows:



         Year Ending December 31,

         1996                      $257,026
         1997                       240,718
         1998                       249,390
         1999                        62,890
         Total                     $810,024


E.     CAPITAL STOCK, WARRANTS AND OPTIONS

During 1993, the shareholders approved and the Company adopted a stock warrant and option plan for directors and management employees (the "D&M Plan"), whereby 250,000 shares of common stock are reserved for issuance. Under the D&M Plan directors' warrants are five year warrants which vest under varying terms and are issued at an exercise price equal to the market price of the Company's common stock on the date of grant. Management employee options expire ten years after the first anniversary of the date of issuance and are issued at an exercise price of no less than 85% of the market price of the Company's common stock on the date of grant. During 1995, the shareholders approved an amendment to the D&M Plan to conform the terms of vesting to 40% upon grant plus 20% per year for each of three years thereafter, and to provide for early vesting upon death or employment termination without cause for all future options granted under the D&M Plan. Additionally, annual warrants are issued to certain outside directors at the beginning of that director's third consecutive term in office. Each annual warrant is for 5,000 shares of the Company's Common Stock, has a five year term, has an exercise price equal to the average of the closing bid and ask prices of the Company's Common Stock on the date of issuance and is fully vested upon issuance. At December 31, 1995, the Company had Board stock warrants and options outstanding to purchase shares of its common stock under the D&M Plan as follows:


             Number    Presently    Price      Year    Expiration
           of Shares  Exercisable Per Share   Granted     Date


Directors'
 Warrants:   25,500     25,500      $3.06      1991     May  1996
              5,000      5,000      $2.25      1993     June 1998
             25,500     25,500      $2.06      1993     Jan. 1998
             15,000     15,000      $1.93      1994     June 1999
              5,000      5,000      $2.25      1994     June 1999
             15,000     15,000      $1.00      1995     June 2000

Management
 Employees'
 Options:       -          -
             91,000     91,000


As part of a public offering of common shares in December 1991, the Company granted warrants to an underwriter of its offering for 35,000 shares of common stock. These underwriter warrants are exercisable at any time after the first anniversary of their issuance date up to and including the fifth anniversary date. As of December 31, 1995 the exercise price was $4.32 per share and none of these warrants have been exercised.

The Company adopted an incentive stock option plan in 1983 for key employees whereby 400,000 shares of common stock were reserved for issuance under the Plan. Options granted vest 40%, 30% and 30% on the first, second and third anniversaries of their issuance, respectively and expire ten years after the date of grant. At December 31, 1995, the Company had granted options of 355,040 shares, of which options for 104,240 shares had been exercised and options for 19,000 shares were exercisable at between $1.00 and $1.9375 a share. No new options will be granted under the terms of this Plan.

During 1993, the shareholders approved and the Company adopted a new ten year incentive stock option plan for employees whereby 100,000 shares of common stock were reserved for issuance under the Plan. The terms of this 1993 ISO Plan are similar to the 1983 Plan. During 1995, the shareholders approved increasing shares issuable pursuant to the 1993 ISO Plan to 600,000. At December 31, 1995, the Company had granted options of 177,750 shares, no options had been exercised, 13,700 options were terminated and options for 14,670 shares were exercisable between $1.93 and
$2.25 a share.   Under both the 1983 Plan and the 1993 Plan, the
exercise price for stock options may not be less than the market price of the Company's common stock at date of grant.


Incentive stock option activity under the 1983 and 1993 Plans and price information follows:



                                                Stock Option
                                     Shares     Price Range

Balance at December 31, 1992        321,050     $1.00 - $3.06
  Exercised                          (6,500)        $1.00
  Granted                            58,500         $2.25
  Canceled                           (2,000)        $1.53


Balance at December 31, 1993        371,050     $1.00 - $3.06
  Exercised                         (56,750)    $1.00 - $2.25
  Granted                            34,575        $1.9375
  Canceled                         (246,125)    $1.00 - $3.06


Balance at December 31, 1994        102,750     $1.00 - $2.25
  Exercised                          (5,000)        $1.00
  Granted                           143,000     $1.00 - $1.125
  Cancelled                         (57,700)    $1.00 - $2.25


Balance at December 31, 1995        183,050     $1.00 - $2.25



During 1993 the shareholders approved and the Company adopted an Employee Stock Purchase Plan effective for a five year period beginning January 1, 1994. The Company reserved 200,000 shares of common stock for issuance under the Plan. The Plan operates in one or more phases of six months each and is open for enrollment by employees working at least 20 hours per week and who have completed at least five months of service. A summary of plan activity is as follows:

Phase #    Phase Ending Date       Shares Issued     Price
  1        June 30, 1994               5,274         $1.65
  2        December 31, 1994           2,535         $ .98
  3        June 30, 1995               6,256         $ .93
  4        December 31, 1995          22,575         $ .93
                                      36,640

On July 6, 1994, the Company's Board of Directors, in connection with an employment agreement, granted options to Mr. David Pomerance, the Company's CEO, covering 250,000 shares of common stock. The options are exercisable through July 6, 1999 in accordance with a vesting schedule of 40% upon grant plus 20% per year for each of three years thereafter at an exercise price equal to the fair market value on the date of the grant of $1.875 per share. On August 23, 1994, the Company's Board of Directors, in connection with an employment agreement, granted options to Mitchel J. Laskey, the Company's President and COO, covering 250,000 shares of common stock under similar terms at an exercise price equal to the fair market value on the date of the grant of $1.6875. Both option agreements provide for early vesting upon death or employment termination without cause. On September 13, 1995, the Company's Board of Directors reduced the exercise price on these employment options to $1.00 per share.

The Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock, in such series and variations in the relative rights and preferences, including voting rights, if any, between series as the Board of Directors shall determine.


On November 15, 1995 the Company was authorized by the Board of Directors to reserve for issuance 1,055,938 Shares of 9% Series A Cumulative Convertible Preferred Stock $.01 par value ("Series A Preferred Stock"), and 4,384,375 shares of 9% Series B Cumulative Convertible Preferred Stock $.01 par value ("Series B Preferred Stock"), (collectively, "Preferred Stock"), with the following attributes:

     (1) Rank. The Preferred Stock shall, with respect to dividend rights and voluntary or involuntary liquidation, winding-up, dissolution, merger and combination, rank prior to all classes of Common Stock.

     (2) Dividends. The holders of record of any outstanding shares of Series A Preferred Stock and Series B Preferred Stock shall be entitled to cumulative dividends on a pari passu basis at the rate per share of nine (9%) percent per annum payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year.

     (3) Liquidation Rights. Upon the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preferred Stock will be entitled to receive and to be paid out of the assets of the Corporation available for distribution a liquidation distribution in cash in an amount equal to $.80 per share plus accrued and unpaid dividends thereon to the date of such distribution.

     (4) Conversion Rights. The holders of shares of Preferred Stock have the right at their option to receive on a share for share basis Common Stock of the Corporation plus any dividends accrued and unpaid on any shares of Preferred Stock surrendered for conversion.

     (5) Mandatory Conversion. Each share of Series A Preferred Stock shall automatically be converted into one share of Common Stock if i) the Company's Common Stock current market price shall have traded above $1.20 for 20 consecutive trading days on any nationally recognized stock exchange or NASDAQ and ii) the underlying common shares have been registered under the Securities Act of 1933.

Each share of Series B Preferred Stock shall automatically be converted into one share of Common Stock if I) the Company's Common Stock current market price shall have traded above $2.80 for 20 consecutive trading days on any nationally recognized stock exchange or NASDAQ and ii) the average weekly trading volume during such 20 consecutive trading days is equal to or greater than 150,000 shares of Common Stock and iii) either the underlying common shares have been registered under the Securities Act of 1933 or eligible to be sold by the Series B holders pursuant to Rule 144 promulgated under the Securities Act.

     (6) Redemption. The shares of the Series A Preferred Stock are not subject to redemption on or prior to June 30, 1998, or if any Series B Preferred Stock is outstanding. After June 30, 1998 the Series A Preferred Stock is redeemable in whole or in part, at any time at the option of the Corporation, at the following redemption prices: (i) if redeemed on or before June 30, 1999 - $.90 per share, and (ii) $.80 per share thereafter, plus an amount in cash equal to all accrued and unpaid dividends thereon to the date fixed for redemption. If less than all of the outstanding shares of Series A Preferred Stock are to be redeemed, the Corporation will redeem such shares on a pro rata basis. Redemption of Series B Preferred Stock is at the options of the holder(s) upon the occurrence of a liquidating consolidation or merger, or a sale of substantially all of the Company's assets. There is no mandatory redemption or sinking fund obligation with respect to the Preferred Stock.

     (7) Voting Rights. The holders of shares of the Series A Preferred Stock are not entitled to any voting rights except as required by law or as described below. In the event quarterly dividends are in arrears for two calendar quarters the holder of shares of the Series A Preferred Stock shall have the same voting rights as if such shares of Series A Preferred Stock had been converted into shares of Common Stock.

The holders of shares of Series B Preferred Stock are entitled to vote on all matters, in the same manner and with the same effect as holders of Common Stock as one class. Additionally, the Company requires approval of two-thirds of the Series B holders voting as a separate class with respect to certain matters, including i) to authorize, alter, create or issue any class or series of capital stock; ii) merge or consolidate with and or into any other entity; or iii) permit the occurrence of a change in control as defined.

On July 31, 1995 the Company completed a Private Placement Offering issuing $775,000 of Subordinated
Convertible Notes, bearing simple interest at 9% per annum, together with detachable warrants to purchase 155,000 shares of the Company's common stock, ("debt warrants") (see also Note I). The warrants are exercisable at $1.00 per common share, and are exercisable for five years from the date of issuance (70,000 in June 1995 and 85,000 in July 1995). On November 28,1995 all of the Subordinated Convertible Notes were converted into 968,750 shares of Series A Preferred Stock.

On December 5, 1995 the Company issued 3,375,000 shares of Series B Preferred Stock for $2.7 million, and on December 29, 1995 issued 375,000 shares of Series B Preferred Stock for an additional $300,000 in a Private Placement transaction.
In connection with the Private Placement of the shares of Series B Preferred Stock, the Board of Directors of the Company authorized the issuance on Decmber 8,1995 of warrants to purchase 210,000 shares of the Company's common stock for $1.00 per share to a financial consultant ("Series B warrants") for $25,000. These warrants are exercisable for five years from the date of issuance.

As of December 31, 1995 no dividends have been declared, and arrearages on Series A and Series B Preferred Stock were $6,394 and $18,450, respectively. Additionally, as of December 31, 1995 none of the debt warrants nor the Series B warrants were exercised.

F.     RESTRUCTURING

On November 15, 1994, the Company adopted a plan to restructure certain of its operations and to re-evaluate certain other activities. The Company's plan included reduction in the workforce, restructuring of the sales compensation program, relocation of the corporate office and the closing of the Lincoln, Nebraska operation. Accordingly, the Company provided or incurred $686,439 during the year ended December 31, 1994 to write down assets to the net realizable value and to cover the costs associated with the restructuring. The costs associated with this action have been identified as "Restructuring Costs" in the Statement of Operations for the year ended December 31, 1994, and are summarized as follows:





                   Accrual                            Accrual
                 November 15,  Paid or     Accrual  December 31,
                    1994       Incurred  Adjustments    1994

Excess costs
 attributable
 to exit
 activities      $ 254,430    $(213,930)  $    0     $  40,500

Noncancelable
 lease
 termination
 costs             206,357      (28,738)       0       177,619

Involuntary
 employee
 termination
 benefits           95,060      (68,215)       0        26,845

Employee costs
 after operations
 cease             130,592      (54,592)       0        76,000

                 $ 686,439    $(365,475)   $   0     $ 320,964



                   Accrual                              Accrual
                 November 15,  Paid or    Accrual    December 31,
                    1994       Incurred  Adjustments     1995

Excess costs
 attributable
 to exit
 activities      $  40,500    $    0     $ (40,500)   $   0

Noncancelable
 lease
 termination
 costs             177,619     (187,375)     9,756        0

Involuntary
 employee
 termination
 benefits           26,845      (23,235)    (3,610)       0

Employee costs
 after operations
 cease              76,000     (110,354)    34,354        0

                 $ 320,964    $(320,964)  $   0       $   0


The Company completed the plan of restructure during the second quarter of 1995, and all employee groups were restructured. As of December 31, 1995 actual involuntary termination benefits of $91,450 were paid to 31 terminated employees.

G.     ACQUISITION CONTINGENCY/RESTATEMENT

In connection with the acquisition of Dynamic Technical Resources, Inc. (DTR) in August 1994, due principally to breaches in the representations and warranties contained in the applicable merger agreement, the Company's Board of Directors determined that an adjustment to the consideration given to the former DTR shareholders was required. On March 5, 1995, the Board of Directors agreed to issue an aggregate of 610,000 additional shares of common stock of the Company to be distributed among the former shareholders of DTR on a pro-rata basis, with the same rights, privileges and restrictions as the original consideration received by such shareholders in connection with the acquisition. Such former DTR shareholders, in turn, agreed to release the Company from any claims they may have against the Company, its current officers and directors and to cooperate and assist the Company in the event the Company elects to file a civil lawsuit against any professional or other third parties for damages resulting from the events and matters that led to the Company's restated financial statements. The additional shares were issued on March 27, 1995. A charge to operations for the year ended December 31, 1994 in the amount of $610,000 was recorded representing market value of the additional shares at the date of issuance. As a result of review by and consultation with the staff of the Securities and Exchange Commission, the Company restated its 1994 consolidated financial statements to reflect an accrual for this acquisition settlement in the amount of $610,000. The amount of $610,000 represents the market value of the additional shares at the date of their issuance. The recorded cost of the acquired enterprise was not affected by the issuance of these additional shares.

H.     INCOME TAXES

The components of income tax expense (benefit) are as follows:



                                 Year Ended December 31,
                             1995         1994         1993
Current income tax
 expense (benefit)
 before operating loss
 carry forward            $(281,000)  $(1,523,000)   $   3,000

Tax effects of
 temporary differences       76,000        44,000       96,000

Non-recognition of
 benefits of operating
 loss carry forward         205,000     1,479,000          --

Benefits of operating
 loss carry forward            --            --        (99,000)

                          $    --      $     --      $    --

Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax as of December 31, 1995, are as follows:




                                      1995          1994
Deferred tax asset:

  Operating loss carryforwards     $3,920,000    $3,365,000

  Tax credit carryforwards            717,000       701,000

  Other                                57,000        85,000

                                    4,694,000     4,151,000

Deferred tax liabilities:

  Capitalized software
   development costs                 (816,000)     (729,000)

  Other                                  --         (46,000)

Net deferred tax asset              3,878,000     3,376,000

Valuation allowance                (3,878,000)   (3,376,000)

Net deferred tax                  $      --      $      --


The net deferred tax asset is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset. The valuation allowance increased $502,000 from the allowance of $3,376,000 at January 1, 1995.

The provisions for Federal income taxes differs from the amount computed by applying the statutory rate to net earnings (loss) before income taxes for each of the three years in the period ended December 31, 1995, as follows:




                                      Amount of Tax
                              1995         1994         1993

Computed expected tax
 expense (benefit)        $ (174,000)  $(1,465,000)  $   84,000

State taxes, net of
 federal benefit             (31,000)     (222,000)       15,000

Acquisition
 consideration not
 deductible for tax             --         208,000           --

Non-recognition of
 benefits of operating
 loss carryforward           205,000     1,479,000           --

Benefits of operating
 loss carryforward              --            --         (99,000)

                           $    --      $     --      $      --



At December 31, 1995, the Company had unused operating loss
carryforwards for tax and alternative minimum tax	purposes of
approximately $9,801,000 and $9,423,000, respectively, and unused tax credits of approximately $717,000. These operating loss carryforwards and tax credits expire in varying amounts during 1996 through 2009.

I.     UNAUDITED QUARTERLY INFORMATION

Quarterly operating results are summarized as follows (in thousands, except per share data):




                   Three Months Ended
                   (Unaudited)

1995               March 31     June 30     Sept. 30     Dec. 31

Total Operating
 Revenues          $2,234       $2,267      $2,213       $2,172

Operating Income
 (Loss)              (366)        (136)        252           89

Net Earnings (Loss)  (443)        (262)        148           44

Net Earnings (Loss)
 Per Share           (.07)        (.04)        .02          .01

Shareholders'
 Equity               674          417         566        4,064





                   Three Months Ended
                   (Unaudited)



1994               March 31     June 30     Sept. 30     Dec. 31*

Total Operating
 Revenues          $2,254       $1,401      $1,676       $1,656

Operating Income
 (Loss)              (198)        (674)       (706)      (1,981)

Net Earnings
 (Loss)              (204)        (691)       (737)      (2,676)

Net Earnings
 (Loss) Per Share    (.04)        (.13)      (0.13)       (0.48)

Shareholders'
 Equity             3,298        2,652       3,133          502


*Results reported for the fourth quarter of 1994 include the fluctuations resulting from the accrual of restructuring costs and the acquisition contingency (See also Notes F and G).


J.     RELATED PARTY TRANSACTIONS

In connection with the Private Placement Offering Messrs. David
M. Pomerance (CEO and Director), Mitchel J. Laskey (President, COO and Director) and Thomas J. Martinson (Chairman) each purchased $100,000, $100,000 and $50,000 of Subordinated Convertible Notes and received 20,000, 20,000 and 10,000 detachable debt warrants, respectively. These notes were wholly converted to Series A Preferred Stock on November 28, 1995 at $.80 per share.

Included in other non-current liabilities is an installment obligation payable in connection with a deferred compensation agreement with the Company's current President assumed in connection with the acquisition of Dynamic Technical Resources, Inc. and is payable in 19 remaining monthly installments of $4,167 at an imputed interest rate of 8.25%.

The Company expensed airline transportation charges from DDK
Enterprises LLC ("DDK") on terms which approximate fair market value of $65,000 during the year ended December 31, 1995. DDK is majority owned by Mr. David Pomerance ("CEO").

K.     SUBSEQUENT EVENT/RESTRICTED CASH

On December 8, 1995 the Company signed a Letter of Intent agreeing in principle to acquire all of the outstanding common shares of Dimensional Medicine, Inc. ("DMI"), of Minnetonka, Minnesota. As of December 31, 1995 restricted cash of $50,000 represents an escrow deposit on the transaction pursuant to this Letter of Intent.

On February 6, 1996 the Company signed a definitive Merger Agreement (the "Agreement") with DMI. Under the terms of the Agreement, the Company will acquire through a wholly owned newly created subsidiary DMI Acquisition Corporation, on or before May 17, 1996, all of the outstanding common shares of DMI and retire $600,000 of DMI's senior debt. The transaction is subject to approval at a special meeting of the shareholders of DMI scheduled for April 29, 1996. The Company and DMI are coordinating joint management of DMI operations through the anticipated closing. DMI develops and markets radiology information management solutions for hospitals, clinics, and independent diagnostic imaging centers. DMI's two major products are Maxfile , which computerizes the clerical and administrative functions in the radiology department; and Maxiview , an advanced imaging and graphics workstation.

DMI also sells an image review workstation, Maxiview Powerstation
(MVP), which allows a physician to access and review images from a remote location. Remote access to the images may be obtained either through the use of a modem or through a network that may already be functioning at the installation's site.

DMI is publicly traded on the over the counter market under the symbol DIMM. As reported in DMI's unaudited Form 10-Q for the nine months ended December 31, 1995, DMI reported a $64,000 net loss on revenues of $3,700,000.

                  INDEPENDENT AUDITORS' REPORT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We have audited the accompanying balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1995 and
1994, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Healthcare Technologies, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                      /S/KPMG PEAT MARWICK LLP
                                      KPMG PEAT MARWICK LLP





Orlando, Florida
March 6, 1996

                     INDEPENDENT AUDITORS' REPORT






The Board of Directors of
   Terrano Corporation:


We have audited the statements of operations, shareholders' equity, and cash flows of Terrano Corporation for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Terrano Corporation for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended December
31, 1993 have been restated.





                                    /S/DELOITTE & TOUCHE LLP
                                    DELOITTE & TOUCHE LLP





Orlando, Florida
March 16, 1994
(January 11, 1995 as to the 1993 restated financial statements)

                     CORPORATE INFORMATION
                       Board of Directors


David M. Pomerance                     Mitchel J. Laskey, C.P.A.
Chief Executive Officer                President and Chief
Dynamic Healthcare                     Operating Officer
Technologies, Inc.                     Dynamic Healthcare
                                       Technologies, Inc.


Thomas J. Martinson, Chairman          Kenneth C. Coon
President                              Chairman and Chief
Martinson & Company, Ltd.              Executive Officer
                                       Acceptance Insurance
                                       Companies, Inc.


                       Jerry L. Carson
     Executive Vice President and Chief Financial Officer
                      Evans Enterprises


                           Officers

David M. Pomerance                     Mitchel J. Laskey, C.P.A.
Chief Executive Officer                President and Chief
Secretary                              Operating Officer
                                       Treasurer

Philip R. Kneeland                     Mary Lu Lander
Vice President                         Vice President
Technical Operations                   Marketing

Matthew P. Lawton                      Bruce B. Sherr
Vice President                         Vice President
Customer Sales                         Sales

Linda A. Moline, R.R.A.                Paul S. Glover
Vice President                         Vice President of Finance
Professional Services                  Chief Financial Officer

                     Steven J. Akerson
                      Vice President
                     Clinical Products


            Transfer Agent and Registrar Auditors

Norwest Bank Minnesota, N.A.           KPMG Peat Marwick, LLP
161 North Concord Exchange             111 North Orange Avenue,
St. Paul, Minnesota 55075              Suite 1600
(612)450-4064                          Orlando, Florida 32801
                                       (407)423-3426



                       Legal Counsel
   Cohen, Berke, Bernstein, Brodie, Kondell & Laszlo, P.A.
                  2601 S. Bayshore Drive
                   Miami, Fl 33133-5460
                      (305)854-5900

                     STOCK TRADING INFORMATION


The Common Stock of Dynamic Healthcare Technologies, Inc. is traded on the NASDAQ System under the NASDAQ symbol DHTI.


                     COMMON STOCK INFORMATION

The number of stockholders of record of the Company's Common
Stock on March 28, 1996, was 474. High and low bid quotations for the Common Stock for the last eight quarters are presented below:




                         1995                      1994

Quarter Ended     High          Low         High          Low

March 31        $ 1.3750      $.8750      $2.7500       $2.0000
June 30           1.0000       .8750       2.1250        1.7500
September 30      1.0000       .6250       1.8750        1.5000
December 31       2.3125       .8750       2.0000        1.0000


The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


          ANNUAL REPORT ON FORM 10-K, WITHOUT EXHIBITS

Dynamic Healthcare Technologies, Inc.'s annual filing with the Securities and Exchange Commission (Form 10-K) is available upon request without charge to shareholders by writing to:

                         Gail E. Carter
                  Investor Services Department
              Dynamic Healthcare Technologies, Inc.
                 101 Southhall Lane, Suite 210
                    Maitland, Florida 32751
                        (407) 875-9991



                         ANNUAL MEETING

The Annual Meeting of Shareholders of Dynamic Healthcare
Technologies, Inc. will be held on May 21, 1996, in Maitland,
Florida.

                   INDEPENDENT AUDITORS' CONSENT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We consent to incorporation by reference in the registration statements (No. 33 -72684 and 33-72764) on Form S-8 of Dynamic Healthcare Technologies, Inc. of our report dated March 6, 1996, relating to the balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, and related schedule, which reports appear in the December 31, 1995 annual report on Form 10-K of Dynamic Healthcare Technologies, Inc.






                             /S/KPMG PEAT MARWICK LLP
                             KPMG PEAT MARWICK LLP





Orlando, Florida
March 27, 1996