Form 10-Q
period 1996-03-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1996-05-08
CIK 720481

SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549



FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934







For Quarterly Period Ended    March 31, 1996





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



As of April 22, 1996, there were 6,611,646 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.



This report consists of thirteen (13) pages.



The index to exhibits appears on page twelve (12).

PART 1.  FINANCIAL INFORMATION





Item 1.		Financial Statements



		See attached statements following this item number.


DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

Condensed Balance Sheets



                                          	         March 31,   December 31,
                                                         1996          1995
                                                  (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                      	$2,164,646  	$2,290,366

    Restricted cash                                    	50,000      	50,000

    Accounts receivable, net of allowance
    for doubtful accounts of $140,837 at
    March 31, 1996, and $140,837 at December
    31, 1995 	                                       2,079,501  	 2,811,711

    Unbilled receivables                              	282,319     	307,693

    Other current assets 	                             234,340      141,569

        Total current assets                        	4,810,806   	5,601,339

Property, equipment and leasehold improvements,
 net of accumulated depreciation of $1,932,566
 at March 31, 1996, and $1,834,661 at December
 31, 1995                                          	 1,173,032  	 1,119,278

Capitalized software development costs, net of
 accumulated amortization of $1,982,347 at March
 31, 1996, and $1,835,701 at December 31, 1995     	 2,179,496  	 2,040,727

Goodwill, net of accumulated amortization of
 $248,152 at March 31, 1996, and $209,479 at
 December 31, 1995                                     834,685  	   873,358

Other assets 	                                          66,416       24,408

                                                   	$9,064,435  	$9,659,110

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Accounts payable and accrued expenses          	$1,041,695  	$  852,515

    Deferred Revenue                                	1,480,646   	1,818,871

    Advance billings                                   	66,849      	80,260

    Bank note payable - current maturities 	            70,268  	    73,285

        Total current liabilities                   	2,659,458   	2,824,931

Bank note payable                                   	2,708,108   	2,726,715

Other 	                                                 24,213       43,053

        Total liabilities                         	  5,391,779 	  5,594,699

Shareholders' equity:

    Series A preferred stock, $0.01 par value
     (liquidation preference of $782,992);
     authorized 1,055,938 shares; issued and
     outstanding 968,750 shares as of March
     31, 1996 and of December 31, 1995                	  9,688     	  9,688

    Series B preferred stock, $0.01 par value,
     (liquidation preference of $3,023,062);
     authorized 4,384,375 shares; issued and
     outstanding 3,750,000 shares as of March
     31, 1996 and December 31, 1995                  	  37,500    	  37,500

    Common stock, $0.01 par value, authorized
     20,000,000 shares; issued and outstanding
     6,611,646 shares as of March 31, 1996 and
     December 31, 1995            	                     66,116     	 66,116

Additional paid-in capital                         	12,875,894  	12,900,738

Deficit                                            	(9,316,542) 	(8,949,631)

        Total shareholders' equity                 	$3,672,656  	$4,064,411

                                                   	$9,064,435  	$9,659,110


   See notes to condensed financial statements.



DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

Condensed Statements of Operations

(Unaudited)


                                              					Three Months Ended

                                         					          March 31,

                                           				1996	                1995

Operating revenues

    Computer system equipment sales
     and support                          	$    475,068    	$    388,033

    Application software licenses              	270,267         	838,985

    Software support 	                        1,009,164         	781,693

    Services and other                   	      555,339   	      225,479

Total operating revenues 	                    2,309,838    	   2,234,190

Operating expenses:

    Cost of equipment sold 	                    404,311         	365,808

    Client services expense                    	752,449         	724,189

    Software development costs                 	348,259         	477,391

    Sales and marketing costs                  	683,674         	577,173

    General and administrative expense   	      444,603          455,920

        Total operating expenses          	   2,633,296        2,600,481

Operating income (loss)                   	    (323,458)   	    (366,291)


Other income (expense):

    Interest expense and financing costs      	(77,681)         	(78,775)

    Miscellaneous 	                             34,228   	         2,029

        Total other income (expense)   	       (43,453)          (76,746)

Net earnings (loss) before income taxes 	     (366,911)         (443,037)

Income taxes - current 	                          --     	          --


    Net earnings (loss)                   	$  (366,911)     	$  (443,037)

Net earnings (loss) per share             	$     (0.06)      $     (0.07)

Weighted average number of common and
 common equivalent shares outstanding   	    6,611,646    	    6,003,871




		See notes to condensed financial statements.


DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

Condensed Statements of Cash Flows



                                            							Three Months Ended

                                         						1996	               	1995


CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss) 	                       $  (366,911)       	$  (443,037)

Adjustments to reconcile net earnings
 (loss) to net cash provided by
 operating activities:

    Depreciation and amortization              	283,224            	271,775


    Changes in assets and liabilities:

        Accounts receivable                    	732,210            	251,079

        Unbilled receivable 	                    25,374             	18,683

        Other                                 	(134,779)            	44,414

        Accounts payable and accrued
          expenses                             	189,180            	277,076

        Deferred revenues                     	(338,225)          	(195,127)

        Advance billings                 	      (13,411)       	    (10,450)


Net cash provided (used) by operating
  activities 	                                  376,662        	    214,413



CASH FLOWS FROM INVESTING ACTIVITIES:

    Capitalized software development costs    	(285,415)          	(229,004)

    Purchases of property and equipment    	   (151,659)           (124,875)

        Net cash used in investing
          activities 	                         (437,074)       	   (353,879)



CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from line of credit                  	--              	400,000

    Repayment of bank note payable 	            (21,624)              	--

    Preferred stock dividends paid              (24,844)               --

    Other 	                                     (18,840)       	    (12,607)

        Net cash flows provided by
          financing activities                  (65,308)        	   387,393



Net increase (decrease) in cash and
  cash equivalents                            	(125,720)           	247,927

Cash and cash equivalents, beginning
  of period                                	  2,290,366        	     10,173

Cash and cash equivalents, end of period    	$2,164,646        	$   258,100



SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

    Interest paid                         	$     77,681        	$    76,868

    Income taxes paid (received)          	$       --          	$      --


See notes to condensed financial statements.

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995





(A)	Unaudited Financial Statements:



The accompanying unaudited Condensed Balance Sheets as of March 31, 1996, Condensed Statements of Operations for the three month periods ended March 31, 1996 and 1995, and Condensed Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1996.



(B)	Reclassifications:



Certain reclassifications have been made to the 1995 financial statements to conform to classifications used in 1996.



(C)	Preferred Dividends:



On March 4, 1996 the Company's Board of Directors declared and paid the December 31, 1995 accumulated dividend on Series A and Series B Preferred Stock of $6,394 and $18,450, respectively. As of May 1, 1996 the March 31, 1996 accumulated dividend preferences on Series A and Series B Preferred Stock of $17,438 and $67,500, respectively, had not been declared by the Company's Board of Directors.



(D)	Subsequent Event:



On May 1, 1996 the Company acquired all of the outstanding common stock of Dimensional Medicine, Inc. of Minnetonka, Minnesota ("DMI"), for approximately $550,000 in an acquisition transaction valued inclusive of debt extinguished or assumed by the Company, at approximately $3,000,000 under the purchase method of accounting. The Company retired $600,000 of DMI's senior debt and $500,000 under DMI's previously outstanding line of credit. Additionally, approximately $1,350,000 of DMI's other liabilities and costs were assumed in the transaction.
DMI reported revenues of $4,525,000 and net loss of approximately $400,000 for the year ended March 31, 1996.

Item 2.	Management's discussion and analysis of financial
condition and results of operations.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Overview



During the first quarter of 1996, the Company comprehensively demonstrated the DynamicVision product line at the Healthcare Information Management and Systems Society (HIMMS) Conference and Exhibition held in Atlanta, GA. DynamicVision is an enterprise-wide, multi-media electronic health record solution which enables a physician or caregiver to view all the components of a patient's current and historical health record from a single workstation. As a direct result of these demonstrations the Company signed a beta site agreement with the University of Illinois at Chicago Medical Center for the DynamicVision electronic record workstation. Intensified development efforts and a strategic build up in sales and marketing expenses required to launch the new product line developments dominated the first quarter of 1996.



For the three months ended March 31, 1996, operating results reported revenues of $2,310,000 marking the fifth consecutive quarter in which the Company reported revenues in excess of two million dollars. Upon completion of its Restructuring and Refinancing Plans during 1995, the Company had returned to profitability during the third and fourth quarters of 1995 at revenue levels below the amount reported for the first quarter of 1996. However, during the fourth quarter of 1995, Management began the process of significantly increasing the sales and marketing force in preparation of the launch of the Company's new DynamicVision product line. As Management had projected, this resulted in a $250,000 increase in sales and marketing expenses during the first quarter of 1996, as compared to the fourth quarter of 1995, and more than a $300,000 increase over the level reported for the third quarter of 1995.



Management believes that the build up of costs in product development and launch efforts, and in sales and marketing, supports its business plan and will improve long term competitiveness. A growing pipeline of potential sales prospects is being seen by Management and momentum for placements of new system sales has significantly increased in a market that works with typically lengthy sales cycles of six to eighteen months.



On March 28, 1996 the Company signed a comprehensive agreement with Wang Laboratories, Inc. of Billerica, MA (NASDAQ: WANG). Under the terms of the agreement, the Company will integrate Wang's Physician Workstation product ("PWS"), into the DynamicVision electronic health record solution. The PWS is a scaleable, point-of-care patient record application designed by physicians for use in hospital and ambulatory settings. PWS communicates with existing information systems to capture clinical and administrative information and build a comprehensive patient record. The PWS can also receive information by fax, scanning or directly from the physician
during the delivery of care.   The agreement also allows the
Company to use Wang's complete suite of OPEN/software products in the development of future DynamicVision capabilities.



On May 1, 1996, the Company acquired Dimensional Medicine, Inc. of Minnetonka, MN ("DMI"), a previously publicly traded company (LOTC:DIMM), which reported revenues of $4,525,000 and net loss of approximately $400,000 for the year ended March 31, 1996.
The strategic acquisition expands the Company's clinical information systems product offerings to include Maxifile, a radiology information system, and Maxiview, a diagnostic image management and distribution solution, and integrates radiographic image capabilities into the DynamicVision multi-media electronic health record. The former Dimensional Medicine, Inc. office in Minnetonka, MN is planned to become the Company's Radiology Technology Center.



The Company intends to continue to enhance its product and services offerings and to seek market expansion opportunities beyond the launch of DynamicVision, the Wang agreement and the acquisition of Dimensional Medicine, Inc.



Quarter Ended March 31, 1996



Operating revenues for the first quarter of 1996 were $2,310,000 representing a modest increase of 3.4% or $76,000 over revenues reported for the first quarter 1995. Although revenues appear to be relatively similar, there were substantial differences in the revenue mix and in underlying operational parameters.



The Company's largest increase in revenues during the first quarter of 1996 as compared to the first quarter of 1995 came from services revenue which increased by $330,000 or 146.3%. Management expects DynamicVision system sales to be more service revenue intensive than LabPro 2000 system sales historically have been, due to the integration complexities of the required
implementation.   As part of the Restructuring Plan completed in
1995, Management staffed to provide for the anticipated increased demand for professional services and the Company's sales staff has utilized these resources in the "team" sales process.

The Company's revenues from system sales vary from quarter to quarter as a result of the volume and timing of system sales and customer deliveries. During the first quarter of 1996, delivery of two hardware systems were delayed due to conditions outside
the control of the Company.   These deliveries resulted in
deferred revenue recognition of approximately $226,000 of hardware sales.



Application software revenue for the three months ended March 31, 1996 declined to $270,000 compared to $839,000 for the same period of 1995. The Company redesigned the sales department during the fourth quarter of 1995 to align team selling efforts with the Company's new DynamicVision product line. The process of re-targeting the sales group and the emergence of DynamicVision has caused, in Management's opinion, a temporary decline in software application revenue. Although, there were no new LabPro 2000 system sales in the first quarter of 1996, the Company did close five contracts for LabPro 2000 customers migrating from the Prime platform to the IBM AS400 platform.



Software support revenues during the first quarter of 1996 increased by $227,000 to $1,009,000 compared to $782,000 for the first quarter of 1995. The increase is primarily caused by successful deliveries of and acceptance by customers of the Company's software products, and the resulting commencement of their software support and maintenance services. The Company presently supports software products that it develops as well as software products that it sub-licenses or joint markets for and with its business partners.



Hardware revenues increased by $87,000 during the first quarter of 1996 as compared to the same period one year prior. In addition, over the same comparable period, margin on hardware sales increased to 14.9% from 5.7%. Although hardware revenues during the first quarter of 1996 principally consisted of laboratory system hardware migrations from the Prime platform to IBM AS400s, a fundamental transformation is also occurring. The Company's historical revenues had been derived principally from laboratory system sales, a relatively mature marketplace characterized by thinning hardware margins associated with saturated competition. Conversely, introduction of the Company's DynamicVision product line positions the Company in a relatively new marketplace characterized by higher margins on newer hardware components and less competition.



Software development costs for the three months ended March 31, 1996 decreased by $129,000 as compared to the three months ended March 31, 1995. Capitalized costs increased by $56,000 during the same comparable periods principally due to the intensified efforts associated with the DynamicVision product line. Additionally, completion of the Restructuring Plan completed in 1995 continue to provide positive results.



Sales and marketing costs for the three months ended March 31, 1996 increased by $107,000 over the same period one year ago, by $250,000 over the same incurred during the fourth quarter of 1995, and by over $300,000 more than the third quarter of 1995. During the fourth quarter of 1995, Management began the process of significantly increasing the sales and marketing force in preparation for the launch of the Company's new DynamicVision product line. A growing pipeline of potential sales prospects is being seen by Management and momentum for placements of new system sales has significantly increased in a market that works with typically lengthy sales cycles of six to eighteen months.



Net other expense recognized during the three months ended March 31, 1996 decreased by $33,000 principally as a result of interest earned on cash equivalents generated by completion of the Company's Refinancing Plan during the fourth quarter of 1995. During the period the Company maintained interest bearing cash equivalent investments of approximately $2,100,000 yielding approximately 5.5%.



Liquidity and Capital Resources



As of March 31, 1996 the Company had cash equivalents of $2,165,000 and working capital of approximately $2,200,000.



Accounts receivable as of March 31, 1996 decreased by $732,000 from the balance on December 31, 1995. This principally resulted from the seasonal billing fluctuation associated with a concentration of renewal software support contracts with a January 1 start date. These contracts were billed in December of 1995. This seasonal fluctuation also accounted for the $338,000 decline in deferred revenue as of March 31, 1996 as compared to December 31, 1995. As of March 31, 1996, the Company continues to bill software support contracts at an annualized rate of $4.1 million.



Other current assets increased by $92,771 during the three months ended March 31, 1996 substantially due to the March 28, 1996 marketing agreement with Wang Laboratories, Inc. The agreement calls for a minimum PWS licensing fee commitment of $223,000 and required a prepayment of licensing fees of $70,000 which was paid upon signing. The remaining $153,000 is due on or before June 26, 1996.



During the quarter ended March 31, 1996 the Company capitalized $285,000 of software development costs and purchased $152,000 of
additional property and equipment.   The Company plans to
continue to develop the DynamicVision product line and to enhance its other software products at comparable levels during succeeding quarters. The property acquisitions during the first quarter 1996 represent furniture, fixture, leasehold improvement and equipment purchases which were made to accommodate the personnel growth in sales and marketing, and in preparation for the planned acquisition of DMI.





Accounts payable and accrued expenses as of March 31, 1996 increased by $189,000 over the December 31, 1995 balance principally as a result of the timing of payment processing.
The March end of month disbursement transactions were processed and paid on Monday April 1, 1996.



On March 4, 1996 the Company's Board of Directors declared and the Company paid the December 31, 1995 accumulated dividend on Series A and Series B Preferred Stock of $6,394 and $18,450, respectively. Calendar quarterly dividends accrue and accumulate until paid on Preferred Series A and Series B Preferred Stock at the rate of $17,438 and $67,500, respectively. As of May 1, 1996 the March 31, 1996 accumulated dividend preferences on Series A and Series B Preferred Stock has not been declared by the Company's Board of Directors.



On May 1, 1996 the Company acquired Dimensional Medicine, Inc. of Minnetonka, MN ("DMI"), previously a publicly traded company (LOTC: DIMM). The closing required an outlay of cash of approximately $1,400,000 and the assumption of approximately $1,600,000 of DMI's operational indebtedness. For the year ended March 31, 1996, DMI reported revenues of $4,525,000 and net loss of approximately $400,000. Additionally, DMI has reported a May 1, 1996 software and system revenue backlog of in excess of $2.5 million and reportedly bills software support contracts at an annualized rate of in excess of $2.0 million.



The Company intends to continue to enhance its product and services offerings and to seek market expansion opportunities beyond the launch of DynamicVision, the Wang agreement and the acquisition of Dimensional Medicine, Inc. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations or to obtain suitable additional financing.



Inflation and Changing Prices



The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.

PART II.          OTHER INFORMATION



Item 1.	Legal Proceedings

	There have been no material developments in existing or pending legal proceedings involving the Company.



Item 2.	Changes in Securities

	None



Item 3.	Defaults Upon Senior Securities

	(a)	Indebtedness:

  			None

	(b)	Dividend Arrearage:

  			The information required by this item is incorporated by reference to Footnote C of the financial statements included in
		  	Part I herein.



Item 4.	Submission of Matters to a Vote of Securities Holders

       	None



Item 5.	Other Information

       	None



Item 6.	Exhibits and Reports on Form 8-K

       	(a)	Exhibits:

     			Exhibit 11:  Statement Regarding Computation of Per Share
                     Earnings.


       	(b)	Reports on Form 8-K:

          		None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                               						DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                               						(Registrant)






Date        May 8, 1996             	/S/MITCHEL J. LASKEY
                                    	Mitchel J. Laskey
                               						President, Chief Operating Officer
                                     and Treasurer





Date        May 8, 1996            		/S/PAUL S. GLOVER
                                    	Paul S. Glover
                               						Vice President of Finance, CFO

FORM 10-Q

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

Index to Exhibits





Description of Exhibit			                                 			Page Number



Exhibit 11:	  Statement regarding computation
              of per share earnings 		                  	        13

FORM 10-Q

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

Exhibit 11



Computation of Weighted Average Number of Shares Outstanding and

Per Share Earnings


                                         									 Three Months Ended
                                         									March 31, (Unaudited)


                                      					   1996               	   1995


Earnings (loss) available for
 common shareholders:

    Net earnings (loss)                  	$    (369,911)      	$    (443,037)



Weighted average number of common
 shares outstanding and earnings
 per share:

Primary:

Weighted average number of common
 shares outstanding                          	6,611,646           	6,003,871

Dilutive effect of options and
 warrants using treasury stock
 method 	                                        --       	           --




Weighted average number of common
 and common equivalent shares
 outstanding                           	      6,611,646      	     6,003,871



Earnings (loss) per share - primary        	$     (0.06)     $         (0.07)



Fully diluted:

    Weighted average number of
      common shares outstanding              	6,611,646           	6,003,871

    Dilutive effect of options and
      warrants using treasury
      stock method                   	           --        	          --



    Weighted average number of common
      and common equivalent shares
      outstanding assuming full dilution 	    6,611,646      	     6,003,871



Earnings (loss) per share - fully diluted  	$     (0.06)        	$     (0.07)


