Form 10-Q
period 1996-06-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1996-08-14
CIK 720481

SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549




FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934





For Quarterly Period Ended    June 30, 1996





Commission File Number    0-12516





  Dynamic Healthcare Technologies, Inc.
  (Exact name of registrant as specified in its charter)


  Florida                                         59-3389871
   (State of Incorporation)                      (IRS E.I.N.)

  101 Southhall Lane, Suite 210, Maitland, Florida          32751
(Address of principal executive offices)		               (ZIP Code)

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

Yes             No



As of July 30, 1996, there were 6,681,786 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.



This report consists of twenty (20) pages.



The index to exhibits appears on page nineteen (19).

PART 1.          FINANCIAL INFORMATION



Item 1.		Financial Statements

       		See attached statements following this item number.

INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Dynamic Healthcare Technologies, Inc.



We have reviewed the condensed consolidated balance sheet of Dynamic Healthcare Technologies, Inc. and subsidiary as of June 30, 1996, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.



We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Dynamic Healthcare Technologies, Inc. as of December 31, 1995, and the related statements of operations, shareholders' equity, and cash flows for the year then ended; and in our report dated March 6, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                 					\S\KPMG PEAT MARWICK LLP
                                      KPMG Peat Marwick LLP



Orlando, Florida
July 30, 1996



DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets



                                       June 30,1996     December 31, 1995
                                       (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents          $   771,186   	   $2,290,366

    Restricted cash                         	-               50,000

    Accounts receivable,
     net of allowance for
     doubtful accounts of
     $283,739 at June 30,
     1996, and $140,837 at
     December 31, 1995 	                 2,914,653  	     2,811,711

    Unbilled receivables 	                 322,860          307,693

    Lease receivables - current            197,873   	        -

    Other current assets                   437,284          141,569

        Total current assets           	 4,643,856   	    5,601,339

Property, equipment and
 leasehold improvements,
 net of accumulated
 depreciation of$2,045,490
 at June 30, 1996, and
 $1,834,661 at December
 31, 1995 	                              1,412,438  	     1,119,278

Capitalized software
 development costs, net of
 accumulated amortization of
 $2,202,179 at June 30,
 1996, and $1,835,701 at
 December 31, 1995 	                     3,907,092   	    2,040,727

Goodwill, net of accumulated
 amortization of $286,825 at
 at June 30, 1996 and $209,479
 at December 31, 1995 	                    796,012   	      873,358

Lease receivables - non-current            256,489            -

Other assets 	                              24,609  	        24,408

                                       $11,040,496       $9,659,110


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Accounts payable and
     accrued expenses 	                 $2,444,019   	  $   852,515

    Deferred revenue 	                   1,546,026   	    1,818,871

    Advance billings 	                     257,436   	       80,260

    Notes payable - current
     maturities 	                          273,958   	       73,285

        Total current liabilities 	      4,521,439   	    2,824,931

Notes payable 	                          2,914,939   	    2,726,715

Other 	                                      6,855   	       43,053

        Total liabilities              	 7,443,233   	    5,594,699

Shareholders' equity:

Series A preferred stock,
 $0.01 par value
 (liquidation preference
 of $792,438); authorized
 1,055,938 shares; issued
 and outstanding 968,750
 shares as of June 30,
 1996 and December 31, 1995                  9,688   	        9,688

Series B preferred stock,
 $0.01 par value,
 (liquidation preference of
 $3,067,500); authorized
 4,384,375 shares; issued
 and outstanding 3,750,000
 shares as of June 30, 1996
 and December 31, 1995                      37,500            37,500

Common stock, $0.01 par
 value, authorized 20,000,000
 shares; issued and outstanding
 6,681,586 shares at June
 30, 1996 and 6,611,646
 shares at December 31, 1995                66,816    	       66,116

Additional paid-in capital              12,955,009    	   12,900,738

Deficit 	                               (9,471,750)    	  (8,949,631)

        Total shareholders'
         equity 	                        3,597,263     	   4,064,411

              	                        $11,040,496     	 $ 9,659,110



See notes to condensed consolidated financial statements.





DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)



                    					Three Months Ended	           Six Months Ended
             				            June 30,                      June 30,



	                 			    1996         1995             1996        1995

Operating revenues

  Computer system
   equipment sales
   and support         $1,117,406    $354,409         $1,592,474   $742,442

  Application
   software
   licenses 	           1,035,315     707,917          1,305,582  1,546,902

  Software
   support 	            1,285,850     914,729          2,295,014  1,696,422

  Services and
   other 	                568,980     290,245          1,124,319    515,724

     Total operating
      revenues 	        4,007,551   2,267,300          6,317,389  4,501,490

Operating expenses:

  Cost of products
   sold 	                 955,050     293,131          1,359,361    658,939

  Client services
   expense       	      1,250,428     640,694          2,002,877  1,364,883

  Software
   development
   costs 	                478,620     437,732            826,879    915,123

  Sales and
   marketing costs        852,478     540,459          1,536,152  1,117,632

  General and
   administrative
   expense 	              564,041     491,762          1,008,644    947,682

     Total operating
      expenses        	 4,100,617   2,403,778          6,733,913  5,004,259

Operating income
 (loss)     	             (93,066)   (136,478)          (416,524)  (502,769)

Other income
 (expense):

  Interest expense
   and financing
   costs 	               (101,976)    (88,848)          (179,657)	 (167,623)

  Loss on sale of
   fixed assets             -         (62,283)             -        (62,283)

  Miscellaneous            39,834      25,207             74,062     27,236

  Total other
   income (expense)       (62,142)   (125,924)          (105,595)  (202,670)

Net earnings (loss)
 before income taxes     (155,208)   (262,402)          (522,119)  (705,439)

Income taxes 	              -           -                  -          -

Net earnings (loss)   	$ (155,208)  $(262,402)        $ (522,119)	$(705,439)

Net earnings (loss)
 per share             $     (.02)  $    (.04)        $     (.08) $    (.11)

Weighted average
 number of common
 and common
 equivalent shares
 outstanding          	 6,626,733    6,582,883          6,619,190  6,294,977



See notes to condensed consolidated financial statements.



DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)


                                                   Six Months Ended
                                                       June 30,




CASH FLOWS FROM OPERATING ACTIVITIES:        1996                 1995

Net earnings (loss) 	                       $  (522,119)        $  (705,439)

Adjustments to reconcile net
 earnings (loss) to net cash
 provided (used) by operating
 activities:

Depreciation and amortization 	                 654,653             536,805

Loss on sale of fixed assets 	                    -                  62,283

Changes in assets and liabilities:

Accounts receivable                             467,894             508,932

Unbilled receivable                             183,498             (70,640)

Lease receivables                                36,737               -

Other current assets                            207,196              74,790

Accounts payable and
 accrued expenses 	                             451,509              55,440

Other current liabilities 	                    (250,000)              -

Deferred revenues 	                            (362,004)           (417,785)

Advance billings 	                              (98,702)           (105,482)

Other assets                                      3,559               3,113

    Net cash provided (used)
     by operating activities                    772,221             (57,983)


CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software
 development costs                            	(604,321)           (447,121)

Purchases of property
 and equipment 	                               (280,260)           (232,693)

Proceeds from sale of
 fixed assets                                 	   -              	   26,646

Restricted cash released
 from escrow 	                                   50,000               -

Purchase of net assets
 of Dimensional Medicine, Inc.               (1,399,389)              -

    Net cash used by
     investing activities 	                  (2,233,970)           (653,168)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit 	                    -                 611,599

Repayments of bank note payable                 (38,669)              -

Proceeds from subordinated
 convertible notes payable                        -                 350,000

Repayments of lease obligations 	               (37,535)              -

Repayment of other long term debt   	           (36,198)            (35,559)

Proceeds from issuance of common stock        	  28,683               -

Proceeds from exercise of
 incentive stock options            	           136,070              10,818

Payment of preferred stock
 dividends           	                         (109,782)              -

    Net cash flows provided
     (used) by financing activities             (57,431)            936,858

    Net increase (decrease) in cash
     and cash equivalents                    (1,519,180)            225,707

Cash and cash equivalents,
beginning of period 	                         2,290,366              10,173

Cash and cash equivalents,
 end of period            	                 $   771,186          $  235,880


See notes to condensed consolidated financial statements.



DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995



(A)	Unaudited Financial Statements:

The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 1996, Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995, and Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1996.


(B)	Acquisition of Dimensional Medicine, Inc.:

On May 1, 1996, Dimensional Medicine, Inc. ("DMI") was purchased by and merged into DMI Acquisition Corporation ("DMIAC"), a newly formed wholly owned subsidiary of the Registrant. The transaction was consummated by purchasing all of the outstanding common stock, and retiring and assuming certain debt obligations of DMI. The funds used for purchase of DMI were obtained from available cash and cash equivalents of the Registrant. Components of the payment for the purchase of DMI on May 1, 1996 were:

       Purchase of Common Stock 	                 $  550,200
       Satisfaction of DMI debt Obligations 	        879,636
       Cash Paid                                  	1,429,836
       Less: Cash Acquired 	                         (30,447)
         Purchase of DMI, net of cash acquired   	$1,399,389

The acquisition has been accounted for using the purchase method. The purchase price was allocated to assets and liabilities presented in the accompanying consolidated balance sheet based upon their estimated fair values. A summary of these allocations on May 1, 1996 is as follows:

   Accounts Receivable, net of allowance for
    doubtful accounts of $142,902                     $   570,836

   Unbilled Receivables 	                                 198,665

   Lease Receivables Current 	                            205,981

   Other Current Assets       	                           502,911

     Total Current Assets 	                             1,478,393

   Property & Equipment 	                                 223,729

   Capitalized Software Development Costs    	          1,628,522

   Lease Receivables          	                           285,118

   Other Assets 	                                           3,760

     Total Assets Acquired 	                            3,619,522

   Accounts Payable and Accrued Expenses     	         (1,139,995)

   Deferred Revenue      	                                (89,159)

   Advanced Billings 	                                   (275,878)

   Notes Payable - Current Maturities 	                  (458,858)

     Total Current Liabilities          	              (1,963,890)

   Notes Payable 	                                       (256,243)

     Net Liabilities Assumed 	                         (2,220,133)

Purchase of DMI, net of cash acquired 	               $ 1,399,389

(C)	Principle of Consolidation:

The consolidated financial statements include the accounts of Dynamic Healthcare Technologies, Inc. and DMI Acquisition Corporation, its newly formed wholly owned subsidiary from inception of May 1, 1996 (collectively hereafter referred to as the "Company" or "Registrant"). All significant intercompany transactions and accounts have been eliminated in consolidation.

(D)	Unaudited Pro Forma Combined Condensed Financial Information:

The unaudited pro forma combined financial information, for the six months ended June 30, 1996 and 1995, presented below (in thousands, except for per share information), gives effect to the acquisition of DMI, as though it were effective at the beginning of those periods. The pro forma information may not be indicative of the results that would have occurred if the acquisition had been effective on these dates, or of results that may be obtained in the future.

                                     						   Six Months Ended June 30,

              	                              1996 	                1995

     Total Operating Revenues         	   $   7,323      	      $   7,242
     Operating Income (Loss) 	            $  (1,537)            $    (475)
     Net Income (Loss)      	             $  (1,632) 	          $    (733)
     Net Income (Loss) Per Share      	   $    (.25)            $    (.12)


(E)	Lease Receivables:

Prior to the merger date of May 1, 1996, DMI financed the sale of computer equipment under lease contracts on behalf of certain of its customers . These leases provided for monthly principal and interest payments and typically provided for an initial five year term. Lease receivables, as shown on the accompanying financial statements, represent the minimum lease payments receivable less unearned interest. The future minimum lease payments to be received are summarized as follows:


         		For the Year Ending June 30,	            	Amount

           1997 	                                    $ 225,160
           1998            	                           171,973
           1999            	                            81,236
           2000            	                            11,094
           2001 and thereafter 	                         -

            	                                        $ 489,468


(F)	Notes Payable:

Notes payable consists of the following (in thousands):

            	                          June 30, 1996         	Dec. 31, 1995

          First Union Note Payable    	$  2,761              	$  2,800
          Other Notes Payable 	             428                  -
                                          3,189         	        2,800

          Less - Current Maturities   	    (274)                   (73)

             	                         $  2,915         	     $  2,727


The First Union Note Payable is payable in fixed monthly payments of principal and interest of $29,911, and a balloon payment equal to the remaining unpaid principal balance and accrued interest on March 31, 1998. Interest on the outstanding principal balance accrues at First Union's prime rate plus two percent per annum (10.25% as of June 30, 1996). Under the applicable Credit Agreement, First Union has a security interest in all the assets of the Company.

Other notes payable represent installment obligations payable in monthly amounts of between $2,300 and $10,000 each. The notes bear fixed rate interest ranging from 7.3% - 11% and are secured by assignments of the lease receivables. (See also Note E).

Maturities of long term debt at June 30, 1996 are anticipated to approximate the following (in thousands):

      		For the Year Ending June 30, 	             Amount

        1997                                       $  274
        1998           	                            2,853
        1999 	                                         51
        2000 	                                         11
        2001 and thereafter 	                       -

        	                                         $ 3,189


(G)	Preferred Dividends:

On May 21, 1996 the Company's Board of Directors declared and paid the March 31, 1996 accumulated dividend on Series A and Series B Preferred Stock of $17,438 and $67,500, respectively. As of July 31, 1996 the June 30, 1996 accumulated dividend preferences on Series A and Series B Preferred Stock of $17,438 and $67,500, respectively, had not been declared by the Company's Board of Directors.

(H)	Subsequent Event:

On July 29, 1996 the Registrant merged with and into a newly formed DHT Florida, Inc., a Florida corporation, then a wholly owned subsidiary of the Registrant. DHT Florida, Inc. in connection with the merger changed its name to Dynamic Healthcare Technologies, Inc. Each outstanding share of the Registrant's Common Stock, Series A and Series B Preferred Stock immediately prior to the merger was converted into one share of fully paid and non-assessable similar stock in the surviving corporation upon identical terms and conditions. The purpose of the merger was to effect a reincorporation in the State of Florida for the Registrant as authorized by shareholders at the Company's Annual Shareholders' Meeting May 21, 1996.

Item 2.	Management's discussion and analysis of financial
condition and results of operations.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company is a leading provider of enterprise-wide, patient-centered healthcare information systems. These systems enable hospitals, physician practice groups and integrated delivery networks to capture, store, archive and retrieve clinical, financial and administrative patient information. The Company's products enhance productivity, reduce costs and improve the quality of patient care by providing on-line access to patient information previously maintained on a variety of media, including paper, X-ray film, magnetic disk, video and audio. The Company's current product lines include clinical information systems for use in laboratory, anatomic pathology, radiology and anesthesiology applications as well as imaging and electronic health record solutions. The Company provides support for all of its systems and provides systems integration and other consulting services to over 300 customers in 44 states. Key customers include the University of California at Los Angeles Medical Center, University of Illinois at Chicago Medical Center, Methodist Hospital of Memphis, Memorial Sloan-Kettering Cancer Center, Ohio State University Hospital, Columbia/HCA, Greater Dayton Area Hospital Association, Advocate Health Care, Temple University Hospital, UniHealth and Orlando Regional Health System.

The Company's new electronic health record product, DynamicVision, provides connectivity and enabling technologies which integrate the Company's clinical and imaging information systems, as well as those from other companies, to create an open architecture, multi-media clinical workstation. DynamicVision provides prompt and simultaneous on-line access to information stored in various systems and data repositories located at multiple sites. This information can include documents, medical images such as X-rays, MRIs and CAT scans, and video and audio recordings. DynamicVision is currently being beta-tested and is scheduled for general availability by the end of 1996.

The Company's revenues are derived from the licensing and sale of systems comprised of internally developed software and third party software and hardware, professional services, maintenance and support services. The Company's services include implementation and training, product management and customer software development. Revenues from professional services and maintenance and support services typically increase as the number of installed systems increases. Computer system equipment sales revenues are generally recognized when hardware is shipped. Computer system equipment sales and support revenues include hardware support contracts for a specific period from which revenue is recognized ratably over the corresponding contract period. Application software license revenues are recognized when application software is delivered to the customer. Installation and training service revenues, included with application software licenses, are recognized as the services performed. Software support revenues principally include contracts for remote dial-up problem diagnosis, maintenance and corrective support services, each of which covers a specified period for which revenue is recognized ratably over the corresponding contract period. Services and other revenues include custom programming services, post-contract support obligations and other services, which are provided under separate contract and are recognized as services are performed.

Cost of products sold includes the cost of hardware sold, costs of third party software licenses and hardware support subcontracts. Client service expense includes the direct and indirect costs associated with implementation and support personnel. Software development costs include the direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and software amortization expense, reduced by capitalized software development costs. Software development costs are expenses until such time as technological feasibility is established and then are capitalized in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Sales and marketing costs include direct and indirect salaries, commissions, joint marketing costs, advertising, trade show costs, user group costs and travel and entertainment expenses related to the sale and marketing of the Company's products and services. General and administrative expenses include salaries and expenses for corporate administration, financial, legal and human resources.

The sales cycle for the Company's systems is typically six to 18 months from initial contact to contract signing. The product delivery cycle is variable. In instances to customer contracts when application software licenses are provided by modem, product delivery is immediate. In other instances, product delivery is over two or more years, particularly with enterprise-wide electronic healthcare record solutions involving significant and continuing customer service requirements. Accordingly, the product delivery cycle depends upon the combination of products purchased and the implementation plan defined by the customer in the master sales agreement. Each customer contract is separately negotiated. The installation schedule for a clinical information systems, or departmental electronic healthcare record implementations, typically require six to twelve months. Under its standard master sales agreement, the Company generally receives a partial payment upon execution of the agreement, a hardware installment payment upon delivery of hardware, installation progress payments upon the completion of defined milestones and final payment upon system acceptance.

In May, 1996, the Company completed the acquisition of Dimensional Medicine, Inc. ("DMI"). This acquisition strategically expands the Company's customer base as well as the clinical information systems product offerings to include Maxifile, a radiology information system, and Maxiview, a diagnostic image and graphics workstation. Additionally, a new product, PACsPlus+, a diagnostic image management and distribution system integrates medical imaging into the Company's newest product DynamicVision, an electronic health record or can be implemented in a stand alone version with integration to Maxifile or radiology information systems marketed by other companies. The former DMI office in Minnetonka, Minnesota has become the Company's Radiology Technology Center.

During the second quarter 1996, the Company's attention was centered on completing the DMI acquisition and the combining of the businesses' research and development, operations, sales, marketing and administrative functions. In addition, the Company continued the activity begun in the first quarter of significantly intensifying the development and strategically building up the sales and marketing expenses required to launch the new DynamicVision and PACsPlus+ product lines. Management continues to believe that these efforts will support its business plan and improve long term competitiveness and results.

On June 10, 1996 the Company announced the appointment of Mr. Nick Bhatt as Senior Vice President and Chief Technical Officer. Previously employed by IMNET Systems, Inc. of Atlanta, Georgia, Mr. Bhatt has more than twenty (20) years of experience in the image processing industry, specializing in software development, engineering, and research and development. He was directly responsible for the design and development of the IMNET MegaSAR Microfilm Jukebox and personally holds numerous patents including fifteen (15) in image processing and seven (7) in biomedical engineering. Management believes that the addition of Mr. Bhatt to the executive management team will enhance the current research and development of new technologies and products.

The following table sets forth, for the three and six month periods ended June 30, 1996 and 1995, certain items in the Company's statements of operations as a percentage of total operating revenues:



                				       Three Months Ended         	Six Months Ended
                   				        June 30,                    June 30,



                          1996 	         1995        	1996 	       1995

Operating revenues:

  Computer system
   equipment sales
   and support        	   27.9%          15.6%       	25.2 %   	   16.5%

  Application software
   licenses 	             25.8 	         31.2        	20.7         34.4

  Software support    	   32.1 	         40.3        	36.3     	   37.7

  Services and other      14.2 	         12.8        	17.8         11.5

    Total revenues    	  100.0 	        100.0        100.0     	  100.0


Operating expenses:

  Cost of products
   sold 	                23.8 	          12.9         21.5     	   14.6

  Client services
   expense 	             31.2    	       28.3        	31.7     	   30.3

  Software development
   costs 	               11.9 	          19.3         13.1     	   20.3

  Sales and marketing    21.3 	          23.8        	24.3     	   24.8

  General and
   administrative 	      14.1 	          21.7        	16.0     	   21.1

    Total operating
     expenses 	         102.3 	         106.0        106.6        111.2

Operating income
 (loss) 	                (2.3) 	         (6.0)        (6.6)       (11.2)

Other income             (1.6)           (5.6)        (1.7)        (4.5)

Net earnings (loss)      (3.9)%       	 (11.6)%       (8.3)% 	    (15.7)%



Results of Operations

(Three months ended June 30, 1996 compared to three months ended
June 30, 1995)

Revenues. During the quarter ended June 30, 1996, the Company reported consolidated revenues of $4,008,000, marking the highest quarterly revenues in Company history. Revenues increased for the quarter by $1,740,000 over revenues for the corresponding period in 1995. This revenue increase was principally attributable to the inclusion of $1,380,000 in revenues for the two months ended June 30, 1996 of the recently acquired Dimensional Medicine, Inc. ("DMI"). On May 1, 1996 DMI merged with and into DMI Acquisition Corporation, ("DMIAC"), a newly formed wholly owned subsidiary of the Company. The balance of this increase in revenues was attributable to an increase in the Company's growth which principally included laboratory system migrations, system upgrades, new imaging system sales and increased services and software support revenues.

The Company experienced a $763,000 increase in computer system equipment sales and support revenues during the quarter ended June 30, 1996 as compared to the second quarter of 1995. Radiology system sales accounted for $547,000 of this increase and the Company's new system sales for laboratory migrations and imaging product lines principally provided the remaining growth. The Company anticipates a continued higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, PACsPlus+, imaging and radiology product lines due to the relative complexities associated with the installation process as well as the Company's strategy of offering a sole source solution to its customers.

Application software license revenues during the second quarter 1996 increased by $327,000 over software application license revenues of the second quarter of 1995. Included in this increase are $526,000 of Maxifile application software license revenues for the two months ended June 30, 1996. LabPro 2000 application revenues declined as installations during the quarter consisted principally of migrating customers from the Prime platform to the IBM AS400 platform which have comparatively nominal application license revenues. Imaging software revenues of $280,000 were recognized during the quarter ended June 30, 1996, while there were no such revenues recognized during the second quarter of 1995.

Software support revenues for the quarter ended June 30, 1996 increased by $371,000 as compared to the second quarter of 1995. Radiology system support revenues for the two months ended June 30, 1996 were $242,000 and LabPro 2000 support revenues increased by approximately $129,000 due to completion of system deliveries. The Company presently supports products that it develops as well as software products that it sub-licenses or jointly markets for and with its business partners.

Services and other revenues during the second quarter of 1996 increased by $279,000 over the same reported for the second quarter of 1995. As part of the Restructuring Plan completed in 1995, Management staffed to provide for anticipated increased demand for professional services. The DynamicVision product line is expected to be more service intensive due to the integration complexities associated with the typical installation. The Company's sales staff continues to use these resources in the team sales process, and service revenues have grown principally as a result of professional consulting, custom programming services and system integration services delivered by the Company.

Cost of Products Sold. Cost of products sold as a percentage of total operating revenues increased to 23.8% during the three months ended June 30, 1996 as compared to 12.9% during the second quarter of 1995. Hardware revenues similary increased from 16.5% to 25.2% of total operating revenues due to the increased involvement in third party hardware sales in connection with radiology product lines previously discussed. The overriding factor was the inclusion of imaging software licensing fees incurred in cost of products sold during the period. Revenue from the sale of these licenses are included in application software licenses and there were no such revenues recognized during the second quarter of 1995.

Client Services Expenses. Client services expense for the three months ended June 30, 1996 increased by $610,000 as compared to the second quarter of 1995. DMIAC contributed $362,000 of client services expenses for the two months ended June 30, 1996.
 The Company also increased professional staffing in anticipation of additional managerial burdens associated with the DMI consolidation process, and the introduction of the new DynamicVision product line.

Software Development Costs. Software development costs for the three months ended June 30, 1996 exceeded similar costs incurred for the comparable period in 1995 by $41,000. This increase includes $77,000 of DMIAC's software development costs. DMIAC's software development costs include $51,000 of software amortization of the newly acquired Maxifile and Maxiview software for the two months ended June 30, 1996.

Sales and marketing costs. Sales and marketing costs increased during the second quarter of 1996 by $312,000 over the second quarter of 1995. DMIAC added $43,000 of sales and marketing expenses for the two months ended June 30, 1996. Despite this increase of $312,000 in sales and marketing costs for the second quarter 1996, these costs as a percentage of total operating revenues, decreased from 23.84% to 21.27% as compared to the same period one year prior. As previously reported, Management began the process of significantly increasing the sales and marketing force in preparation for the launch of the Company's new DynamicVision product line during the fourth quarter of 1995.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1996 increased by $72,000 over the second quarter 1995. As a result of the acquisition of DMI during the quarter the Company modestly added salaries and wages to general and administrative functions. Additionally, post acquisition professional services and travel costs associated with integrating the newly acquired DMI resulted in this increase.


(Six months ended June 30, 1996 compared to six months ended
June 30, 1995)

Revenues. The Company's total consolidated revenues were $6,317,000 for the first six months of 1996, as compared to $4,501,000 for the corresponding period in 1995, representing an increase of $1,816,000, or 40.3%. This increase was primarily attributable to the inclusion of $1,380,000 in revenues for the two months ended June 30, 1996 resulting from the May 1996 acquisition of DMI. The balance of this increase was primarily attributable to growth in laboratory system sales and upgrades, new imaging system sales and increased services and software support revenues.

Computer system equipment and sales support revenues were $1,592,000 for the first six months of 1996, as compared to $742,000 for the corresponding period in 1995, representing an increase of $850,000 or 114%. System sales for laboratory migrations, imaging and radiology primarily accounted for this increase.

Application software license revenues were $1,306,000 for the first six months of 1996, as compared to $1,547,000 for the comparable period in 1995, representing a decrease of $241,000 or 15.6%. Several significant factors during the first six months of 1996 influenced this application software license revenue decrease. First, LabPro 2000 migration installations during the first six months of 1996 have no associated application license revenues. Additionally, during the first six months of 1996, $526,000 of radiology system application license revenues were recognized and $280,000 of imaging software revenues were recognized, with no such corresponding revenues recognized during the first six months of 1995.

Software support revenues were $2,295,000 for the first six months of 1996, as compared to $1,696,000 for the corresponding period in 1995, representing an increase of $599,000 or 35.3%. Radiology system support revenues attributable to the DMI acquisition in May 1996 were $242,000 and LabPro 2000 support revenues increased by $150,000 during the first six months of 1996, primarily due to the completion of system deliveries. The balance of the software support revenues increase was primarily comprised of increases in imaging support revenues of $140,000 and health information system support revenues of $59,000.

Services and other revenues for the first six months of 1996 were $1,124,000, as compared to $516,000 for the comparable period in 1995, representing an increase of $608,000 or 117.9%. This increase was primarily attributable to the allocation of Company personnel resources to billable professional services during the first six months of 1996, as compared to the utilization of these resources during the first six months of 1995 on non-billable customer support stabilization undertaken as part of the Restructuring Plan. Additionally, the Company's newer product lines, including PACsPlus+ and imaging products require greater professional service efforts due to the complexities of integration involved with typical installations.

Costs of Product Sold. The cost of products sold were $1,359,000 for the first six months of 1996, as compared to $659,000 for the comparable period in 1995, representing an increase of $700,000 or 106.2%. As a percentage of total operating revenues, costs of products sold during the first six months of 1996 were 21.5%, as compared to 14.6% for the comparable period in 1995. This increase was primarily attributable to a higher percentage of revenues associated with hardware sales and the payment of licensing fees to IBM with respect to the imaging software licenses.

Client Services Expenses. Client services expenses were $2,003,000 for the first six months of 1996, as compared to $1,365,000 for the comparable period in 1995, representing an increase of $638,000 or 46.7%. Of this increase, $362,000 was attributable to DMI and its client services expense for the two months ended June 30, 1996. Additionally, the Company increased professional staffing in anticipation of professional services requirements associated with the DMI consolidation and the introduction of the DynamicVision and PACsPlus+ product lines.

Software Development Costs. Software development costs were $827,000 for the first six months of 1996, as compared to $915,000 for the comparable period in 1995, representing a decrease of $88,000 or 9.6%. This decrease was primarily attributable to the increase in the capitalization of software development costs during 1996 as well as costs incurred in 1995 in completing software development for delivery to customers as part of the Restructuring Plan, which was not capitalized.

Sales and Marketing Costs. The Company's sales and marketing costs were $1,536,000 for the first six months of 1996, as compared to $1,118,000 for the comparable period in 1995, representing an increase of $418,000 or 37.4%. This increase was primarily attributable to additional sales and marketing personnel retained during 1996 in preparation for the launch of the Company's DynamicVision, PACsPlus+ and imaging product lines. As a result of the DMI acquisition, sales and marketing costs were increased by $43,000, as compared to 1995, for costs attributable to DMI. Generally, sales and marketing expenses increase during periods of increased revenues.

General and Administrative Expenses. General and administrative expenses were $1,009,000 for the first six months of 1996, as compared to $948,000 for the comparable period in 1995, representing an increase of $61,000 or 6.4%. A modest portion of this increase was attributable to new employees resulting from the DMI acquisition. During the first six months of 1995, a loss of $62,000 was recognized attributable to the sale of fixed assets resulting from the closing of the Company's Lincoln, Nebraska office with no corresponding loss during 1996. As a percentage of total revenues, general administrative expenses were 16.0% for the six months ended June 30, 1996, as compared to 21.1% for the six months ended June 30, 1995.


Liquidity and Capital Resources

As of June 30, 1996 the Company had cash equivalents of $771,000 and working capital of $122,000.

On May 1, 1996 the Company purchased all of the outstanding stock of Dimensional Medicine, Inc. of Minnetonka, Minnesota ("DMI"), previously a publicly traded company (LOTC: DIMM). DMI was merged with and into DMI Acquisition Corporation ("DMIAC"), a newly formed wholly owned subsidiary of the Registrant. The purchase price for DMI net of the cash acquired was $1,399,000 and was funded from available cash and cash equivalents of the Registrant.

Two significant factors combined to both increase the net balance of accounts receivable as of June 30, 1996 by $103,000 over the net accounts receivable balance as of December 31, 1995, and to account for the decrease in deferred revenue of $273,000 during the same period . First, net receivables increased by $1,177,000 and deferred revenue increased by $198,000 as of June 30, 1996 as a result of the acquisition of DMI. The net other declines in accounts receivable and deferred revenue balances as of June 30, 1996 were due principally to the seasonal billing fluctuation associated with a concentration of renewal laboratory software support contracts with a January 1 start date. These contracts were billed in December 1995.

The Company continues to improve communication between accounting and project management involved in the billing and collection process. As communication links between departments has improved, unbilled receivables have typically decreased.
The increase in unbilled receivables as of June 30, 1996 compared to the balance as of December 31, 1995 of $15,000 is principally due to the inclusion, for the first time of DMI's radiology system related unbilled receivables of $173,000 as of June 30, 1996.

The increases in notes payable including current maturities, and in lease receivables as of June 30, 1996, as compared to levels as of December 31, 1995 of $389,000 and $454,000, respectively, primarily relate to the acquisition of DMI. Acquired in the purchase of DMI were lease contracts financing previous system sales. These leases provide for monthly principal and interest payments and were assigned to lenders in exchange for borrowings under installment notes payable prior to the acquisition. The above mentioned increases represent the related unamortized balances as of June 30, 1996.

The increase in other current assets as of June 30, 1996 compared to the balance at December 31, 1995 of $296,000 is principally related to deferred licenses. On March 26, 1996 the Company signed a comprehensive agreement with Wang Laboratories, Inc. of Billerica, MA (NASDAQ: WANG). Under the terms of the Agreement, the Company will integrate Wang's Physician Workstation product ("PWS"), into the DynamicVision electronic health record solution. Additionally, under the Agreement the Company was required to prepay $223,319 for the purchase of
initial Wang software licenses for resale.    The increase is
also attributable to other current assets of the acquired radiology business as of June 30, 1996 of $107,000.

During the quarter ended June 30, 1996 the Company capitalized $366,000 of software development costs and purchased $115,000 of additional property and equipment in addition to the assets acquired in the purchase of DMI. The Company plans to continue to develop the DynamicVision product line and to enhance its other software product offerings at comparable levels during succeeding quarters. The property acquisitions during the second quarter represent furniture, fixtures, leasehold improvement and equipment purchases which were made to accommodate the personnel growth in sales and marketing, and in preparation of the planned acquisition of DMI.

Accounts payable and accrued expenses as of June 30, 1996 increased by $1,592,000 from December 31, 1995. This increase is primarily associated with DMIAC's reported $1,347,000 in accounts payable and accrued expenses as of June 30, 1996.

The Company reported cash provided by operating activities of $396,000 for the quarter ended June 30, 1996 and $772,000 for the six months ended June 30, 1996. Additionally, proceeds from the exercise of employee stock options provided $136,000 of cash during the second quarter of 1996.

On May 21, 1996 the Company's Board of Directors declared and paid the March 31, 1996 accumulated dividend on Series A and Series B Preferred Stock of $17,438 and $67,500, respectively. As of July 31, 1996 the June 30, 1996 accumulated dividend preferences on Series A and Series B Preferred Stock of $17,438 and $67,500, respectively, had not been declared by the Company's Board of Directors.

The Company intends to continue to enhance its product and services offerings and to seek market expansion opportunities beyond the launch of DynamicVision, the Wang agreement and the acquisition of Dimensional Medicine, Inc. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations or to obtain suitable additional financing.



Inflation and Changing Prices

The Company believes that the general state of the economy and inflationary trends have only a limited effect on its business. Historically, inflation has not had a material effect on the Company's operations or its financial condition. Changing prices of computer hardware could have a material effect on the cost of materials sold and the related selling price of software and hardware sales.

PART II.          OTHER INFORMATION


Item 1.	   Legal Proceedings

     	     There have been no material developments in existing or pending legal proceedings involving the Company.


Item 2.	   Changes in Securities

     	     The information required by this item is incorporated by reference to Footnote (H) of the condensed consolidated financial statements included in Part 1 therein, and Form 8-B filed by the Company on August 7, 1996.


Item 3.	   Defaults Upon Senior Securities

          	(a)	Indebtedness:

            			None

          	(b)	Dividend Arrearage:

             		The information required by this item is incorporated
               by reference to Footnote (G) of the condensed consolidated financial statements included in Part I herein.


Item 4.	   Submission of Matters to a Vote of Securities Holders

     	     The Company's Annual Meeting of Shareholders was held on May 21, 1996, in Maitland, Florida. Seven directors were elected to the Company's Board. A listing of those directors follows:

          	Name and Principal Occupation	          	Number of Votes Received

          	Jerry L. Carson
          	Executive Vice President, CFO
          	Evans Enterprises	                    			        9,216,874

          	Mitchel J. Laskey
          	President and CEO
          	Dynamic Healthcare Technologies, Inc.        	   9,213,565

          	Thomas J. Martinson
          	President
          	Martinson & Company, Ltd.		                  	   9,214,465

          	Bret Maxwell
          	Managing Director
          	First Analysis Corporation			                    9,218,174

          	David M. Pomerance
          	Managing Partner
          	Martin Magnetic Imaging	                   			   9,213,565

           Daniel Raynor
          	Managing Partner
          	The Argentum Group	                   			        9,218,174

          	Richard W. Truelick
          	President
          	Truelick Associates		                  		        9,218,174

	A proposal to engage KPMG Peat Marwick, LLP as the Company's independent public accountants for the fiscal year ending
December 31, 1996 passed by a vote of 9,182,483 to 27,303 with 29,903 votes abstaining.

	A proposal to authorize a change in the Company's state of incorporation from Nebraska to Florida passed by a vote of 7,277,710 to 46,805 with 51,788 votes abstaining and 1,863,386 broker non votes.


Item 5.	   Other Information

     	     None


Item 6.	   Exhibits and Reports on Form 8-K

         	(a)	Exhibits:

            		Exhibit 11:  	Statement Regarding Computation of Per
                            Share Earnings.

         	(b)	Reports on Form 8-K:

            		The Registrant filed a Form 8-K dated May 1, 1996 with
              the Commission reporting the acquisition of Dimensional Medicine, Inc.

              The Registrant filed a Form 8-K dated July 11, 1996 with the Commission reporting the financial statements of the business acquired pursuant to Items 7(a) and (b) of the Registrant's Form 8-K dated May 1, 1996. Dimensional Medicine, Inc.'s Balance Sheets as of March 31, 1996 and 1995, and Statements of Operations, Shareholders' Equity and Cash Flows for the years ended March 31, 1996 and 1995, were reported therein.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                               					DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                               					(Registrant)



Date:  August 14, 1996              \S\MITCHEL J. LASKEY
                                    Mitchel J. Laskey
                                   	President, CEO



Date:  August 14, 1996              \S\PAUL S. GLOVER
                                    Paul S. Glover
                               					Vice President of Finance, CFO

FORM 10-Q
DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Index to Exhibits


Description of Exhibit			                            			Page Number

Exhibit 11:	   Statement regarding computation
               of per share earnings		                       20

FORM 10-Q
DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Exhibit 11




Computation of Weighted Average Number of Shares Outstanding and
Per Share Earnings


                        			   Three Months Ended	      Six Months Ended
                        			   June 30, (Unaudited)     June 30, (Unaudited)




                 	           1996       	    1995      1996           1995

Net earnings (loss)        $(155,208)     	$(262,402)  $(522,119)  $(705,439)

Weighted average number
of common shares
outstanding and
earnings per share:


Primary:

Weighted average
number of common
shares
outstanding              	6,626,733      	6,582,883    6,619,190  	6,294,977


Dilutive effect
of options and
warrants using
treasury stock
method                       -                -            -           -


Weighted average
number of common
and  common
equivalent shares
outstanding             	6,626,733      	6,582,883     6,619,190   6,294,977


Earnings (loss)
per share -
primary 	              $    (0.02)      $    (0.04)   $    (0.08) $   (0.11)


Fully diluted:
Weighted average
number of common
shares outstanding	     6,626,733         6,582,883     6,619,190  6,294,977


Dilutive effect
of options and
warrants  using
treasury stock
method 	                    -                 -              -          -


Weighted average
number of common
and common equivalent
shares outstanding
assuming full
dilution 	            6,626,733          6,582,883     6,619,190  6,294,977


Earnings (loss)
per share - fully
diluted 	           $     (0.02)         $   (0.04)   $   (0.08)   $  (0.11)

