Form 10-Q
period 1996-09-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1996-10-30
CIK 720481

SECURITIES AND EXCHANGE COMMISSION



                  WASHINGTON, D.C.  20549



                         FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

              THE SECURITIES EXCHANGE ACT OF 1934







For Quarterly Period Ended    September 30, 1996





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



As of October 28, 1996, there were 15,297,732 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.



This report consists of seventeen (17) pages.



The index to exhibits appears on page sixteen (16).













                PART 1.     FINANCIAL INFORMATION







Item 1.	Financial Statements



		See attached statements following this item number.



              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                   Condensed  Balance Sheets



                                   						                       Pro Forma
                                 December 31,   September 30,  September 30,
                                    1995           1996            1996
                                                (Unaudited)    (See Note F)

ASSETS

Current assets:

  Cash and cash
   equivalents                  	$2,290,366   	$   546,102      $17,705,389

  Restricted cash               	    50,000           -               	-

  Accounts
   receivable, net                2,811,711   	  2,769,644   	    2,769,644

  Unbilled receivables          	   307,693  	   1,041,180   	    1,041,180

  Lease receivables
   - current 	                         -      	    185,447   	      185,447

  Other current assets 	            141,569   	    392,343   	      392,343

      Total current assets  	     5,601,339   	  4,934,716   	   22,094,003



Property, equipment
 and leasehold
 improvements, net               	1,119,278      1,620,827   	    1,620,827

Capitalized software
 development costs, net           2,040,727      4,044,350   	    4,044,350

Goodwill, net                    	  873,358   	    757,339   	      757,339

Lease receivables
 - non-current                    	    -      	    212,855   	      212,855

Deferred stock
 issuance costs                   	    -      	    714,846   	         -

Other assets 	                       24,408         25,253  	        25,253

                  	              $9,659,110   	$12,310,186   	  $28,754,627



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable
   and accrued
   expenses	                    $   852,515     $2,767,178   	  $ 2,728,697

  Preferred stock
   dividends payable                   -      	    166,100          166,100

  Deferred revenue               	1,818,871   	  1,916,680   	    1,916,680

  Advance billings               	   80,260   	    128,763   	      128,763

  Bank note payable
   - current  	                      73,285	          -            	   -

  Other 	                              - 	         210,857   	      210,857

      Total current
       liabilities               	2,824,931   	  5,189,578        5,151,097

Bank note payable                	2,726,715   	  2,743,882    	        -

Subordinated notes
payable - related parties              -         1,000,000    	        -

Other 	                              43,053        182,885  	      182,885

      Total liabilities           5,594,699   	  9,116,345  	    5,333,982



Shareholders' equity:

  Series A
   preferred stock               	    9,688     	     -            	  -

  Series B
   preferred stock               	   37,500           -            	  -

  Common stock                   	   66,116   	    114,048  	      152,973

  Additional paid-
   in capital 	                  12,900,738   	 12,795,239      32,983,118

  Deficit                   	    (8,949,631)  	 (9,715,446) 	   (9,715,446)

      Total shareholders'
       equity               	     4,064,411   	  3,193,841      23,420,645

                  	             $ 9,659,110   	$12,310,186  	  $28,754,627



See notes to condensed financial statements.





              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               Condensed Statements of Operations
                           (Unaudited)




                       			      Three Months Ended	     Nine Months Ended
                            				    September 30,          September 30,
                                1995          1996      1995          1996

Operating revenues:

  Computer system
  equipment sales
  and support 	            $   129,056  $   874,086  $   871,498  $2,466,560

  Application
  software
  licenses 	                   690,535  	 1,308,601    2,237,437   2,614,183

  Software support            	927,285    1,377,676    2,623,707   3,672,690

  Services and other	          466,520  	   660,152    	 982,244   1,784,471

      Total operating
      revenues               2,213,396  	 4,220,515    6,714,886  10,537,904

Operating expenses:

  Cost of products
  sold 	                        96,480  	   771,904      755,419   2,131,265

  Client services
  expense                	     714,842  	 1,506,765    2,079,725   3,509,642

  Software development
  costs 	                      336,404  	   657,979    1,251,526   1,484,858

  Sales and
  marketing costs             	382,564      895,764    1,500,196   2,431,916

  General and
  administrative
  expense                	     431,460  	   528,212    1,379,047   1,536,856

      Total operating
      expenses               1,961,750    4,360,624    6,965,913   1,094,537

Operating income
(loss)               	         251,646     (140,109)    (251,027)   (556,633)

Other income (expense):

Interest expense
and financing costs 	         (106,580) 	   (97,833)    (274,203)  (277,490)

Gain (loss) on
sale of fixed
assets                    	      7,773         -         (54,509)     -

  Miscellaneous                 (4,526)      (5,754)      22,614     68,308

      Total other
      income (expense)        (103,333)    (103,587)    (306,098)  (209,182)

Net earnings
(loss) before
income taxes 	                 148,313  	  (243,696)    (557,125)  (765,815)

Income taxes -
current 	                         -            -            -          -

Net earnings
(loss) 	                   $   148,313   $ (243,696)  $ (557,125) $(765,815)

Net earnings
(loss) available
for common
shareholders
(See Note D)              	$   148,313   $ (324,859) $ (557,125) $(1,016,853)



Net earnings
(loss) per
common share              	$       .02  	$     (.05) $     (.09)	$      (.15)

Weighted average
number of common
and common
equivalent shares
outstanding                  6,589,071  	 6,888,153    6,394,085  	 6,709,498




See notes to condensed financial statements.

              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)


                                                     Nine Months Ended
                                   							             September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:           	  1995             1996


Net earnings (loss) 	                        $    (557,125)    $    (765,815)

Adjustments to reconcile net
earnings (loss) to net cash
provided (used) by operating
activities:

   Depreciation and amortization                 	 797,084        	1,074,694

   Loss on sale of fixed assets                    110,402        	     -

Changes in assets and liabilities:

   Accounts receivable            	                448,945        	  612,903

   Unbilled receivable            	                114,545        	 (534,822)

   Lease receivables 	                                -           	   92,797

   Other current assets           	                109,941        	  252,137

   Accounts payable and accrued
   expenses             	                         (425,437)       	  292,960

   Other current liabilities                          -           	 (276,671)

   Deferred revenues              	               (504,307)            8,650

   Advance billings 	                             (119,306)       	 (227,375)

   Other assets              	                     (31,963)            2,915

     Net cash provided (used) by
     operating activities              	           (57,221)          532,373


CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs           	(612,430) 	       (988,290)

Purchases of property and equipment              	(275,333)       	 (623,307)

Restricted cash released from escrow             	    -           	   50,000

Purchase of net assets of Dimensional
 Medicine, Inc. 	                                     -           (1,399,389)

     Net cash used by investing
     activities 	                                 (887,763)       (2,960,986)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit 	                     611,599        	     -

Borrowings (repayments) under bank
note payable 	                                        -              (56,118)

Deferred stock issuance costs               	         -           	 (206,467)

Proceeds from subordinated convertible
 notes payable 	                                   775,000              -

Proceeds from subordinated notes -
 related parties 	                                    -            1,000,000

Repayment of other debt 	                          (54,220)       	 (114,411)

Proceeds from issuance of common stock 	             5,818        	   28,683

Proceeds from incentive stock options
 exercises 	                                         5,000  	        142,444

Payment of preferred stock dividends 	                -             (109,782)

     Net cash flows provided by financing
      activities 	                               1,343,197           684,349

Net increase (decrease) in cash and
 cash equivalents                                  398,213        (1,744,264)

Cash and cash equivalents, beginning
 of period              	                           10,173         2,290,366

Cash and cash equivalents, end of
 period 	                                      $   408,386       $   546,102




See notes to condensed financial statements.



              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
 THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996



(A)	Unaudited Financial Statements

The accompanying unaudited Condensed Balance Sheet as of September 30, 1996, Condensed Statements of Operations for the three and nine month periods ended September 30, 1995 and 1996, and Condensed Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1996, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1996.

(B)	Reporting Entity

On May 1, 1996 the Company through a newly formed wholly owned subsidiary, DMI Acquisition Corporation ("DMIAC"), acquired all of the outstanding common stock of Dimensional Medicine Inc. ("DMI"), in a transaction accounted for using the purchase method. On September 25, 1996, DMIAC was merged with and into the Company.

(C)	Notes Payable

During August, 1996 the Company issued $1,000,000 of subordinated notes payable to certain members of its Board of Directors and affiliated entities on terms comparable to market. The subordinated notes bear simple interest at 13% percent per annum, and are payable in full together with accrued interest on the earlier of (i) November 14, 1996 or (ii) the closing of any sale of the Company's equity securities. Interest accrued on the notes through September 30, 1996 was $15,051.

The subordinated notes payable and the bank note payable were retired on October 2, 1996 upon settlement of the sale of the Company's Common Stock (See Note F), and are referred as non-current liabilities as of September 30, 1996.

(D)	Mandatory Conversion/Preferred Stock Dividends Payable

The Company's registration of the common stock underlying conversion of the Series A and Series B Preferred Stock was declared effective on September 27, 1996. In connection therewith, on September 26, 1996, the Board of Directors declared accrued dividends through September 26, 1996 on Series A and Series B Preferred Stock of $34,100 and $132,000 respectively to effect the mandatory conversion privileges available to the Company. Total dividends on preferred stock for the nine months ended September 30, 1996 were $251,038. As such, on September 27, 1996, 968,750 shares of Series A and 3,750,000 shares of Series B Preferred Stock were converted on a share for share basis to common stock.

(E)	Subsequent Event - Common Stock Offering

On October 2, 1996 the Company received proceeds of $20,941,650 from the issuance of 3,892,500 shares of common stock at $5.75 per share net of underwriting concessions of $1,440,225. Pursuant to the terms of the offering a portion of the proceeds were immediately used to repay the subordinated notes payable of $1,000,000, the bank note payable of $2,743,882, and accrued interest on October 2, 1996 attributable to the notes payable of $38,481.

(F)	Pro Forma Balance Sheet

The Pro Forma Balance Sheet presentation gives effect to the September 30, 1996 Balance Sheet of the issuance of common stock, the receipt and the immediate application of the proceeds as more fully described in Footnote (E) above, and the realization of deferred stock issuance costs of $714,846, as if the transactions had occurred on September 30, 1996.


(G)	Pro Forma Combined Condensed Financial Information

The pro forma combined financial information, for the nine months ended September 30, 1995 and 1996, presented below (in thousands, except for per share information), gives effect to the acquisition of Dimensional Medicine, Inc., as though it were effective at the beginning of those periods. The pro forma information may not be indicative of the results that would have occurred if the acquisition had been effective on these dates, or of results that may be obtained in the future.





                               					      Nine Months Ended September 30,
	                                      					        (Unaudited)

             	                              1995 	               1996

Total operating revenues               	$  10,788            $   11,543

Operating income (loss)           	     $    (263)           $   (1,678)

Net earnings (loss) 	                   $    (620)           $   (1,876)

Net earnings (loss) available
for common shareholders           	     $    (620)    	      $   (2,127)

Net earnings (loss) per
common share            	               $    (.10)           $     (.32)



Item 2.	   Management's discussion and analysis of financial
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

In March 1996 the Company signed a comprehensive agreement with Wang Laboratories, Inc. of Billerica, MA (NASDAQ: WANG). Under the terms of the agreement, the Company will integrate Wang's Physicain Workstation product ("PWS"), into the DynamicVision electronic health record solution. The PWS is a scaleable, point-of-care patient record application designed by physicians for use in hospital and ambulatory settings. PWS communicates with existing information systems to capture clinical and administrative information and build a comprehensive patient record. The PWS can also receive information via fax, scanning or directly from the physician during delivery of care. The agreement also allows the Company to use Wang's complete suite of OPEN/software products in the development of future DynamicVision capabilities.

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

During the third quarter 1996, the Company's attention was centered on completing the DMI transition and the combining of the businesses' research and development, operations, sales, marketing and administrative functions. The Company also continued the activity begun in the first quarter of 1996 of significantly intensifying development and the strategic expansion of the sales and marketing expenses required to launch the new DynamicVision and PACsPlus+ product lines. In July 1996, the Company began beta site installation of DynamicVision and PACsPlus+ product lines. The Company was pleased to also announce during the third quarter of 1996 the first enterprise-wide DynamicVision system sale in the amount of
$1,700,000.   Management continues to believe that these efforts
will support its business plan and improve long term competitiveness and results.

On September 27, 1996 the Company's registration of a common stock offering, and concurrent registration of common stock underlying conversion of the Series A and Series B preferred stock, were declared effective. On October 2, 1996 the Company received proceeds of $20,942,000 from the issuance of 3,892,500 shares of common stock. On September 26, 1996 the Company's Board of Directors declared payable the accrued dividends on Series A and Series B Preferred Stock of $34,100 and $132,000, respectively, in order to effect the mandatory conversion privilege available to the Company. On September 27, 1996 all of the previously outstanding preferred stock was converted to common stock.

The following table sets forth, for the three and nine month periods ended September 30, 1995 and 1996, certain items in the Company's statements of operations as a percentage of total operating revenues:



                          				   Three Months Ended	    Nine Months Ended
                          				      September 30,         September 30,



                                1995           1996     1996         1996

Operating revenues:

   Computer system equipment
    sales and support           5.8%        	 20.7%   	 13.0 %   	   23.4%

   Application software
    licenses 	                 31.2 	         31.0      33.3         24.8

   Software support            41.9 	         32.7    	 39.1         34.9

   Services and other          21.1 	         15.6    	 14.6         16.9


      Total revenues          100.0 	        100.0    	100.0        100.0


Operating expenses:

   Cost of products
    sold 	                      4.4 	         18.3    	 11.2         20.2

   Client services
    expense 	                  32.3 	         35.7    	 31.0         33.3

   Software development
    costs 	                    15.2    	      15.6    	 18.6     	   14.1

   Sales and marketing         17.3 	         21.2    	 22.3         23.1

   General and
    administrative 	           19.5 	         12.5    	 20.5         14.6


      Total operating
       expenses 	              88.7 	        103.3    	103.6     	  105.3


Operating income (loss)        11.3 	         (3.3)     (3.6)   	    (5.3)

Other income (expense)         (4.7)          (2.5)     (4.6)    	   (2.0)

Net earnings (loss)            	6.6%        	 (5.8)%    (8.2)% 	     (7.3)%





Results of Operations

(Three months ended September 30, 1996 compared to three months ended September 30, 1995)

Revenues. During the quarter ended September 30, 1996, the Company reported revenues of $4,221,000, marking the second consecutive record setting quarterly revenues for the Company. Revenues for the three months ended September 30, 1996 increased by $2,007,000 over revenues for the same quarter in 1995. This revenue increase was principally due to third quarter 1996 radiology system and services revenues of $2,019,000 attributable to the recently acquired Dimensional Medicine, Inc. ("DMI"). On May 1, 1996 DMI merged with and into DMI Acquisition Corporation, ("DMIAC"), a newly formed wholly owned subsidiary of the Company. Subsequently, on September 25, 1996, DMIAC was merged into the Company.

Computer system equipment sales and support revenues for the third quarter 1996 increased by $745,000 as compared to similar revenues reported for the third quarter 1995. Radiology system equipment sales were $502,000 for the third quarter 1996 and imaging equipment sales were $216,000. The Company reported no equipment revenues from these product lines during the third quarter 1995 as the radiology product line was acquired from DMI in May 1996 as previously discussed, and DynamicVision, the Company's imaging product line, was introduced in March 1996.

Application software license revenues for the third quarter 1996 increased by $618,000 over software application revenues of the
third quarter of 1995.   LabPro 2000 application revenues
declined by $440,000 as installations during the quarter consisted principally of migrating customers from the Prime platform to the IBM AS/400 platform which have comparatively nominal application license revenues. This decrease was more than offset by $1,035,000 of Maxifile radiology application software license revenues for the three months ended September 30, 1996.

Software support revenues for the quarter ended September 30, 1996 increased by $450,000 as compared to the third quarter of 1995. Radiology system support revenues for the three months ended September 30, 1996 were $359,000 and imaging support revenues increased by $83,000 due primarily to system enhancements. The Company presently supports products that it develops as well as software products that it sub-licenses or jointly markets for and with its business partners.


Services and other revenues during the third quarter of 1996 increased by $194,000 over the same reported for the third quarter of 1995. As part of the Restructuring Plan completed in 1995, Management staffed to provide for anticipated increased demand for professional services. The DynamicVision product line is expected to be more service intensive due to the integration complexities associated with the typical installation. The Company's sales staff continues to use these resources in the team sales process, and service revenues have grown principally as a result of professional consulting, custom programming services and system integration services delivered by the Company.

Cost of Products Sold. Cost of products sold as a percentage of total operating revenues increased to 18.3% during the three months ended September 30, 1996 as compared to 4.4% during the third quarter of 1995. Hardware revenues similarly increased from 5.8% to 20.7% of total operating revenues due to the increased involvement in third party hardware sales in connection with radiology and imaging product lines. Due to the relative complexity involved in radiology and imaging system integration, customers prefer to involve the Company in the
procurement of hardware.     Cost of products sold as a
percentage of computer system and equipment sales and support for the third quarter of 1996 increased from 74.8% for the third
quarter 1995 to 88.3%.   The overriding factor was the inclusion
of third party radiology and imaging software licensing fees incurred in cost of products sold during the period. Revenue from the sale of these licenses are typically included in application software licenses and there were only nominal image software licensing revenues recognized during the third quarter of 1995.

Client Services Expenses. Client services expense for the three months ended September 30, 1996 increased from 32.3% of total revenues in 1995 to 35.7% . The Company increased professional staffing in anticipation of additional managerial burdens associated with the DMI consolidation process, and the introduction of the new DynamicVision product line.

Software Development Costs. Software development costs for the three months ended September 30, 1996 increased from 15.2% of total revenues in 1995 to 15.6%. The department was restructured during the quarter to coordinate the talent of the recently acquired DMI personnel. Additionally, desired enhancements to the acquired Maxifile and PACsPlus+ radiology system software, continued development of the DynamicVision product line, and preparation for the AHIMA and RSNA tradeshows were established priorities during the quarter.

Sales and marketing costs. Sales and marketing costs increased during the third quarter of 1996 by $513,000 over the third quarter of 1995. Management began the process during the fourth quarter of 1995 of expanding and training a national sales and marketing force in preparation for the launch of the Company's new DynamicVision product line.

General and Administrative Expenses. General and administrative expenses as a percentage of total revenues decreased from 19.5% for the three months ended September 30, 1995 to 12.5% for the three months ended September 30, 1996. As a result of the acquisition of DMI during the quarter, the Company modestly added salaries and wages to general and administrative functions.

(Nine months ended September 30, 1996 compared to nine months ended September 30, 1995)

Revenues. The Company's total revenues were $10,538,000 for the first nine months of 1996, as compared to $6,715,000 for the corresponding period in 1995, representing an increase of $3,823,000, or 56.9%. This increase was primarily attributable to the inclusion of $3,398,000 in revenues for the five months ended September 30, 1996 resulting from the May 1996 acquisition of DMI.

LabPro 2000 system revenues declined by $724,000 as installations during the first three quarters of 1996 consisted principally of migrating customers from the Prime platform to the IBM AS400 platform. Migrations have comparatively nominal application system revenues. This decrease was more than offset by an increase in revenues from imaging sales during the nine months ended September 30, 1996 of $1,411,000 over similar revenues for the nine months ended September 30, 1995, attributable to the release in March 1996 of the Company's new DynamicVision product line.

Computer system equipment and sales support revenues for the first nine months of 1996 increased by $1,595,000 as compared to the corresponding period in 1995 or 183%. Laboratory migrations from the Prime platform to the IBM AS400 platform increased laboratory system revenues by $250,000. The Company's newly acquired radiology product line contributed $1,049,000 of equipment sales and DynamicVision contributed $296,000.

Application software license revenues were $2,614,000 for the first nine months of 1996, as compared to $2,237,000 for the comparable period in 1995, representing an increase of $377,000 or 16.9%. Several significant factors during the first nine months of 1996 influenced this application software license revenue increase. First, LabPro 2000 application revenues declined by $1,602,000. LabPro system installations during the nine months ended September 30, 1996 consisted principally of migrations which have no associated application license revenues. Radiology system application revenues during the five months ended September 30, 1996, post the May 1, 1996 acquisition, of $1,562,000 were recognized. Additionally, $353,000 of imaging software revenues were recognized, with no such corresponding revenues recognized during the first nine months of 1995.



Software support revenues were $3,673,000 for the first nine months of 1996, as compared to $2,624,000 for the corresponding period in 1995, representing an increase of $1,049,000 or 40.0%. Radiology system support revenues attributable to the DMI acquisition in May 1996 were $601,000 and LabPro 2000 support revenues increased by $138,000 during the first nine months of 1996, primarily due to the completion of system deliveries. The balance of the software support revenues increase was comprised of increases in imaging support revenues of $234,000 and increases in health information system support revenues of $76,000.

Services and other revenues for the first nine months of 1996 were $1,784,000, as compared to $982,000 for the comparable period in 1995, representing an increase of $802,000 or 81.7%. This increase was partially attributable to the allocation of Company personnel resources to billable professional services during the first nine months of 1996, as compared to the utilization of these resources during the first nine months of 1995 on non-billable customer support stabilization undertaken as part of the 1995 Restructuring Plan. Additionally, the Company's newer product lines, including PACsPlus+ and imaging products require greater professional service efforts due to the complexities of integration involved with typical installations. Radiology service and other revenues during the five months ended September 30, 1996, post the May 1, 1996 acquisition, of $189,000 were recognized. Additionally, $493,000 of imaging service revenues were recognized, with no such corresponding revenues recognized during the first nine months of 1995.

Costs of Product Sold. The cost of products sold were $2,131,000 for the first nine months of 1996, as compared to $755,000 for the comparable period in 1995, representing an increase of $1,376,000 or 182.3%. As a percentage of total operating revenues, costs of products sold during the first nine months of 1996 were 20.2%, as compared to 11.2% for the comparable period in 1995. This increase was primarily attributable to a higher percentage of revenues associated with hardware sales and the payment of licensing fees to IBM with respect to the imaging software licenses. Hardware revenues similarly increased from 13.0% to 23.4% of total operating revenues due to the increased involvement in third party hardware sales in connection with radiology and imaging product lines. Due to the relative complexity involved in radiology and imaging system integration customers prefer to involve the Company in the procurement of hardware.

Client Services Expenses. Client services expenses as a percentage of total revenue increased to 33.3% for the first nine months of 1996, as compared to 31.0% for the comparable period in 1995. The Company increased professional staffing in anticipation of professional services requirements associated with the DMI consolidation and the introduction of the DynamicVision and PACsPlus+ product lines.

Software Development Costs. Software development costs as a percentage of total revenue decreased to 14.1% for the first nine months of 1996, as compared to 18.6% for the comparable
period in 1995.   This decrease was primarily attributable to
the restructuring of the department to consolidate development efforts and talent of the recently acquired DMI personnel. Additionally, desired enhancements to the acquired Maxifile and PACsPlus+ radiology system software, and continued development of the DynamicVision product line were included in capitalized costs during the nine months ended September 30, 1996 of $988,000 compared to $612,000 during the same period of 1995.

Sales and Marketing Costs. The Company's sales and marketing costs were $2,432,000 for the first nine months of 1996, as compared to $1,500,000 for the comparable period in 1995, representing an increase of $932,000 or 62.1%. This increase was primarily attributable to additional sales and marketing personnel retained during 1996 in preparation for the launch of the Company's DynamicVision, PACsPlus+ and imaging product lines.

General and Administrative Expenses. General and administrative expenses as a percentage of total revenue decreased to 14.6% for the first nine months of 1996, as compared to 20.5% for the
comparable period in 1995.   As a result of the acquisition of
DMI during 1996 the Company modestly added salaries and wages to general and administrative functions.

Liquidity and Capital Resources

On September 27, 1996 the Company's registration of the common stock underlying conversion of the Series A and Series B preferred stock, and the Company's concurrent common stock offering were declared effective. On October 2, 1996 the Company received proceeds of $20,942,000 from the issuance of 3,892,500 shares of common stock. Pursuant to the terms of the offering a portion of the proceeds were immediately used to repay the subordinated notes payable of $1,000,000 and the bank note payable of $2,744,000 together with accrued interest thereon of $38,000. As of September 30, 1996, on a pro forma basis giving effect to the settlement of the offering and the immediate application of the proceeds as discussed above, the Company reported cash equivalents of $17,705,000 and working capital of $16,943,000.




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

The Company continues to improve communication between accounting and project management involved in the billing and collection process. As communication links between departments has improved, unbilled receivables have typically decreased.
The increase in unbilled receivables as of September 30, 1996 compared to the balance as of December 31, 1995 of $733,000 is principally due to hardware delivery on two radiology system
contracts in advance of a billable milestone.   These deferred
billing contract terms were inherited in the DMI acquisition and are not policy of the Company.

The increases in other liabilities including current maturities, and in lease receivables as of September 30, 1996, as compared to levels as of December 31, 1995 of $351,000 and $398,000, respectively, primarily relate to the acquisition of DMI. Acquired in the purchase of DMI were lease contracts financing previous system sales. These leases provide for monthly principal and interest payments and were assigned to lenders in exchange for borrowings under installment notes payable prior to the acquisition. The above mentioned increases represent the related unamortized balances as of September 30, 1996.

The increase in other current assets as of September 30, 1996 compared to the balance at December 31, 1995 of $251,000 is principally related to deferred licenses. On March 26, 1996 the Company signed a comprehensive agreement with Wang Laboratories, Inc. of Billerica, MA (NASDAQ: WANG). Under the terms of the Agreement, the Company will integrate Wang's Physician Workstation product ("PWS"), into the DynamicVision electronic health record solution. Additionally, under the Agreement the Company was required to prepay $223,319 for the purchase of initial Wang software licenses for resale.

During the quarter nine months ended September 30, 1996 the Company capitalized $988,000 of software development costs and purchased $623,000 of additional property and equipment in addition to the assets acquired in the purchase of DMI. The Company plans to continue to develop the DynamicVision product line and to enhance its other software product offerings at comparable levels during succeeding quarters. The property acquisitions during the nine months ended September 30, 1996 represent furniture, fixtures, leasehold improvement and equipment purchases which were made to accommodate the personnel growth in sales, marketing, and client services, and in preparation of the planned acquisition of DMI.

Accounts payable and accrued expenses as of September 30, 1996 increased by $1,915,000 from December 31, 1995. This increase is primarily associated with the acquisition of DMI (balance was $1,140,000 on the date of acquisition), and $508,000 of accrued issuance costs in connection with the Company's common stock offering.

The Company reported cash provided by operating activities of $532,000 for the nine months ended September 30, 1996 as compared to a $57,000 cash used by operations for the nine months ended September 30, 1995. Additionally, proceeds from the exercise of options under employee stock plans provided $171,000 of cash during the nine months ended September 30, 1996.

On September 26, 1996 the Company's Board of Directors declared payable accumulated dividends on Series A and Series B Preferred Stock of $34,100 and $132,000, respectively, in order to effect mandatory conversion of all then outstanding preferred stock to common stock on September 27, 1996. The Company does not currently intend to issue any preferred stock, and as such no further preferred dividends will accrue.

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

     	     The information required by this item is incorporated by reference to Footnotes (D) and (E) of the condensed financial statements included in Part I therein, and Form 8-B filed by the Company on August 7, 1996.

Item 3.    Defaults Upon Senior Securities

      	    (a)	Indebtedness:

            			None

           (b)	Dividend Arrearage:

            			The information required by this item is
               incorporated by reference to Footnote (D) of the condensed consolidated financial statements included in Part I herein.

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





                       				      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           					 (Registrant)





Date:  October 30, 1996          \S\MITCHEL J. LASKEY
                                 Mitchel J. Laskey
                           					 President, CEO



Date:  October 30, 1996         	\S\PAUL S. GLOVER
                                 Paul S. Glover
                            					Vice President of Finance, CFO





                                     FORM 10-Q
                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                Index to Exhibits



Description of Exhibit		                                				Page Number

Exhibit 11:	   Statement regarding computation
               of per share earnings                          		17






                                  FORM 10-Q
                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                  Exhibit 11


      Computation of Weighted Average Number of Shares Outstanding and
                              Per Share Earnings


                            Three Months Ended	  	      Nine Months Ended
                         September 30,(Unaudited)   September 30, (Unaudited)


                         1995            1996          1995           1996

Earnings (loss) available for common shareholders:

Net earnings
(loss) 	            $   148,313    $   (243,696)  	$  (557,125)  	$(765,815)

Dividends on
preferred
stock 	                    -            (81,163) 	        -        (251,038)

Earnings (loss)
available
for common
share-
holders             $   148,313    $   (324,859)  	$  (557,125)  $(1,016,853)


Weighted average number of common shares outstanding and earnings per share:

Primary:

Weighted
average
number of
common shares
outstanding           6,589,071    	  6,888,153   	  6,394,085    	6,709,498


Dilutive
effect of
options and
warrants
using
treasury
stock
method 	                   -               -              -             -


Weighted
average
number of
common and
common
equivalent
shares
outstanding           6,589,071    	  6,888,153   	  6,394,085     6,709,498


Earnings
(loss) per
share -
primary             	$     0.02    	$     (0.05)  	$     (0.09)   $    (0.15)


Fully diluted:


Weighted
average
number of
common
shares
outstanding           6,589,071  	    6,888,153   	  6,394,085    	6,709,498


Dilutive
effect of
options and
warrants
using
treasury stock
method                     -            	  -         	    -        	    -



Weighted
average
number of
common and
common
equivalent
shares
outstanding
assuming full
dilution 	            6,589,071  	   6,888,153     	 6,394,085     6,709,498


Earnings
(loss) per
share -
fully
diluted           	$       0.02   	$     (0.05)    	$    (0.09)   $    (0.15)






