Form 10-K
period 1996-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1997-03-27
CIK 720481

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required)


For the fiscal year ended DECEMBER 31, 1996 or
                          -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)

For the transition period from ________________ to ________________

Commission File Number  0-12516
                        -------

  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

  FLORIDA                                               59-3389871
-------------------------------------------------------------------------------
(State of Incorporation)                               (IRS E.I.N.)

101 SOUTHHALL LANE, SUITE 210, MAITLAND, FLORIDA          32751
-------------------------------------------------------------------------------
(Address of principal executive offices)               (ZIP Code)

(407) 875-9991
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                            -------------------

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK
                                                           ----------------
                                                           (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices as of March 10, 1997, was $89,346,402. A total of 11,528,568 shares of the Company's common stock were held by persons and entities believed to be non-affiliated on March 10, 1997, and the closing bids and ask prices of the Company's common stock on this date were $7.625 and $7.875, respectively.

As of March 10, 1997, there were 17,034,253 shares outstanding of the issuer's only class of common stock.

This report consists of fifty-six (56) pages.

The index to exhibits appears on page nineteen (19).


DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders, to be filed within 120 days of the end of the Company's fiscal year covered by this report, pursuant to General Instruction G(3) to Form 10-K.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     PART I


ITEM 1.  BUSINESS

GENERAL

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") is a leading provider of enterprise-wide, patient-centered healthcare information systems. These systems enable hospitals, physician practice groups and integrated delivery networks to capture, store, archive and retrieve clinical, financial and administrative patient information. The Company's products enhance productivity, reduce costs and improve the quality of patient care by providing on-line access to patient information previously maintained on a variety of media, including paper, X-ray film, magnetic disk, and video and audio recordings. The Company's current product lines include clinical information systems for use in laboratory, radiology, anatomic pathology and anesthesiology applications and imaging and electronic health record solutions. The Company provides support for all of its systems and provides integration and other consulting services.

The Company currently serves over 550 customers the majority of which are located in the United States. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health System, Ohio State University Hospital, University of Pittsburgh, Temple University Hospital, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Greater Dayton Area Hospital Association, The Mayo Clinic and UniHealth.

Utilizing the Company's healthcare information experience, imaging technologies and customer input, the Company is focusing on a product strategy for electronic health records. The Company's electronic health record product, DYNAMICVISION, provides connectivity and enabling technologies that integrate clinical and imaging information systems to create an open architecture, multi-media clinical workstation. DYNAMICVISION provides prompt and simultaneous on-line access to information stored in various systems and data repositories located at multiple sites. This information can include documents, medical images such as X-rays, MRIs and CAT scans, and video and audio recordings.

The Company was originally incorporated in California in 1977, reincorporated in Nebraska in 1982 and subsequently reincorporated in Florida in 1996. The Company's executive offices are located at 101 Southhall Lane, Suite 210, Maitland, Florida 32751, its telephone number is (407) 875-9991 and its World Wide Web address is http://www.dht.com.

INDUSTRY

The healthcare information industry is undergoing rapid and significant change. Cost containment pressures, industry consolidation, the movement toward managed care and rising standards of healthcare quality represent fundamental trends in today's healthcare operating environment. Increasingly, the key to effective cost control and quality management lies in the collection, availability and analysis of medical records in order to assess treatment patterns, resource utilization and outcomes. As a result, the information demands in the healthcare industry are rapidly increasing for caregivers, managers and third party payors. Total healthcare information technology spending in the United States was estimated to be $8.5 billion in 1994, and is projected to reach $13.0 billion by 1997 and $20.0 billion by 2000.

Cost containment and quality management efforts in the healthcare industry have historically been hampered by a lack of integrated clinical and financial information and the fact that a large amount of healthcare information exists on paper and is not accessible by computer. The paper based storage of patient information creates costly information management problems including: (i) delays in accessing information; (ii) space and personnel costs to store paper-based records; (iii) lost and misfiled documents; (iv) single user access to relevant data; and (v) errors in entering and reading information. As reimbursement is shifting more toward risk sharing and capitation, providers and payors need to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization.

Healthcare providers have recently begun to view information systems technology as a viable avenue for increasing productivity and efficiency, measuring and managing costs, and improving the quality of services delivered. The 1996 Annual Healthcare Information Management and Systems Society ("HIMSS")/Hewlett Packard Leadership Survey showed that 63% of its respondents indicated that their healthcare information systems budgets will increase by 20% or more over the next two years and 24% indicated budget growth of over 50% during the next two years.

As the need for readily accessible information throughout the healthcare enterprise continues to grow, hospitals, providers and payors of all sizes are faced with the challenge of implementing healthcare information management systems that are scaleable, capable of working with existing multiple legacy information systems and flexible to adapt to changes in the healthcare marketplace. Also, such systems must be patient-centered, integrating all aspects of managing the healthcare process, such as clinical care, financial management and administrative decision support.

Industry changes are resulting in fewer but larger healthcare entities and the emerging organizational model is the integrated delivery network ("IDN"). An IDN is a network of healthcare organizations that assumes and manages healthcare risk, provides coordinated care and is held financially and clinically accountable for the health of the population it serves. The 1996 HIMSS/Hewlett Packard Leadership Survey indicated that 83% of the respondents are now or will soon be part of an IDN.

IDN's require innovative information systems infrastructure to support their multi-entity, multi-state environments. Their information systems must contribute to making the delivery of healthcare services more efficient and effective across the continuum of care. They must deliver tangible cost reductions and measurable productivity and quality improvements, making the availability of complete, timely and cost-effective patient-centered information essential.

The Company believes that one of the most significant changes in healthcare information needs will be the development and implementation of the electronic health record. Electronically capturing, storing, indexing, archiving and disseminating information enables physicians, health information managers, clinicians, claims processors and others across an entire healthcare enterprise to share centralized comprehensive patient information. The Company believes that the electronic health record will be an essential part of information systems that support IDN's.

PRODUCTS AND SERVICES

The Company has a broad offering of products and services that are based upon a strategic mix of applications and technologies that support the restructuring of healthcare delivery information systems backed by implementation and support services. The Company's products are organized into two areas: electronic health record and imaging solutions, and clinical information systems.

-----------------------------------------------------------------------------------------------------------------------------------
PRODUCTS GENERALLY AVAILABLE               TYPE OF SOLUTION                               DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------------
                                   ELECTRONIC HEALTH RECORD AND IMAGING SOLUTIONS
                                   ----------------------------------------------
DYNAMICVISION...................        Electronic Health Record       An enterprise-wide multi-media electronic health records
                                                Systems                clinical workstation and system

MEDICAL RECORDSPLUS.............        Enterprise-wide Document       Based on IBM's ImagePlus/400 image processing system,
                                             Imaging System            enables authorized caregivers to access centralized
                                                                       repositories of document images

PROFESSIONAL ACCESS FACILITY(1).               (OS/2.based             Enables authorized caregivers to review and complete charts
                                               Workstation
MAXIVIEW........................        Diagnostic Image Graphics      An advanced imaging and graphic workstation that enables
                                               Workstation             two- and three-dimensional image processing

PACSPLUS+.......................             Diagnostic.Image          Enables physicians and caregivers to access and review
                                              Management and           images from local and remote locations
                                           Distribution System


                                            CLINICAL INFORMATION SYSTEMS
                                            ----------------------------

COPATH .........................        Anatomic Pathology System      Manages clerical and administrative functions of
                                                                       cytology/pathology department

MAXIFILE........................         Radiology Information         Manages clerical and administrative functions of radiology
                                                System                 department including patient scheduling and film tracking

OPTIMA (3)......................         Radiology Mammography         Manages clerical and administrative functions for
                                                Manager                mammography services

LABPRO 2000.....................              Laboratory               Manages clerical and administrative functions in the
                                          Information System           laboratory including monitoring and controlling specimens, ordering, tracking, and results reporting

TRANSFUSION SERVICE MANAGER(2)..          Blood Bank System            Manages specialized result entry, blood storage, patient
                                                                       history storage, and product inventory
ANSIRS..........................      Anatomic Pathology System        Manages clerical and administrative functions of
                                                                       cytology/pathology department

MEDSPEAK/RADIOLOGY..............          Continuous Speech            An IBM speech recognition solution that enables
                                             Recognition               radiologists to create their own diagnostic reports

PHYSICIAN'S WORKSTATION.........     Point of care patient record      A Wang product that facilitates real time capture of patient
                                                system                 information

HEALTHPOINT ACS.................     Point of care patient record      A Healthpoint product that is a clinical information system
                                                system                 for physicians in both office and hospital ambulatory
                                                                       settings

NRIDENTITY......................       Fingerprint recognition         A National Registry product allowing physicians and other
                                                system                 authorized users to log-on to systems via fingerprint
                                                                       recognition

--------------------------
(1) PROFESSIONAL ACCESS FACILITY is an add-on component which may be used only in conjunction with MEDICAL RECORDSPLUS.
(2) TRANSFUSION SERVICE MANAGER is an add-on component which may be used only in conjunction with LABPRO 2000.
(3) OPTIMA is an add-on component which may be used only in conjunction with
    MAXIFILE.
-----------------------------------------------------------------------------------------------------------------------------------

                 ELECTRONIC HEALTH RECORD AND IMAGING SOLUTIONS

DYNAMICVISION is the Company's electronic health record solution, is a universal, clinical workstation which provides enterprisewide connectivity through a master patient index to systems and data repositories existing in the healthcare environment, giving physicians, caregivers and other authorized individuals prompt and simultaneous access to both current and historical health information. DYNAMICVISION enables physicians, clinicians and other technical professionals to: (i) view records, report results and worklist assignments;
(ii) display and manipulate document and diagnostic images; (iii) handle the analysis and assignment of chart deficiencies and electronically sign records;
(iv) play video and audio recordings; and (v) participate in video consultations. DYNAMICVISION provides business process and workflow automation that streamlines the flow of tasks and information throughout an enterprise. In addition, system administration capabilities include security profiling and specific permissions for the enterprise. DYNAMICVISION provides the connectivity and enabling technologies that integrate Dynamic's imaging and clinical information systems, as well as those from other companies, into a virtual healthcare information systems environment.

MEDICAL RECORDSPLUS is an industry leading, enterprise-wide document imaging solution based on IBM's ImagePlus/400 image processing system. MEDICAL RECORDSPLUS gathers information from scanned or faxed paper documents or directly from existing provider systems which enables physicians, medical records personnel and other authorized individuals to access centralized electronic health record information operating on IBM AS/400.

PROFESSIONAL ACCESS FACILITY is an OS/2 based clinical workstation which is used with MEDICAL RECORDSPLUS to enable physicians, clinicians and other technical professionals to view records and worklist assignments, display and manipulate document images, handle the analysis and assignment of record deficiencies and electronically sign records.

MAXIVIEW is an advanced imaging and graphics workstation which accommodates two- and three-dimensional image processing and is compatible with imaging equipment from all major manufacturers. It enables a physician to observe interrelationships of soft tissue and bone, precisely locate lesions and tumors and perform a variety of measurements. See "Government Regulation."

PACSPLUS+ is an enterprise-wide, diagnostic image management and distribution system. It provides physicians and caregivers local and remote access to review quality or diagnostic quality images from cost effective, standard workstations. PACSPLUS+ provides remote access to diagnostic images across a network already functioning at the customer's location.

CLINICAL INFORMATION SYSTEMS

COPATH(/registered trademark/) Anatomic Pathology Information System provides pathology departments with a complete clinical solution that incorporates text, voice, images, and multi-media capabilities by integrating a Microsoft Windows GUI with a Sybase relational database. Unique system tools enable users to customize their report formats as well as specimen data entry windows. A library of management reports tracks daily workflow requirements, monthly statistics, CLIA compliance, and billing. Diagnosis coding follows either SNOMED International or SNOMED II. Reports can be signed out electronically and automatically faxed to multiple locations within the enterprise. CoPath Client/Server configurations are available on IBM RS/6000, Intel NT, or DEC Alpha NT servers, with Microsoft Windows 95 or Windows NT clients.

MAXIFILE is a radiology information system that computerizes the clerical and administrative functions of the radiology department. Modular in design, MAXIFILE applications include patient scheduling and tracking, film management, statistical reporting, quality control and patient billing. MAXIFILE schedules patient appointments and automatically generates documents which are available when the patient arrives. The system monitors the patient throughout the radiology process and offers time and status reports. Film management tracks film movement among departments, film libraries, clinics and off-site locations. Diagnostic reports can be approved electronically and then printed, communicated via a network or automatically faxed through MAXIFILE'S AutoFAX capability. Primary markets include hospitals, clinics and independent diagnostic imaging centers.

OPTIMA is a radiology mammography manager which performs clerical and administrative functions for mammography services, including American College of Radiology ("ACR") compliance. OPTIMA may be used only in conjunction with MAXIFILE. OPTIMA includes an on-line patient history, including breast diagrams, and supports ACR standards of compliance.

LABPRO 2000 is a clerical and administrative laboratory information system that allows the laboratory to monitor and control the flow of specimens through the department. It computerizes the process of ordering, tracking and reporting results of procedures performed by the clinical laboratory. Patient and management reporting capabilities provide support for diagnostic and therapeutic decision making. Multiple LABPRO 2000 laboratory systems may be linked, providing economies of scale through specialized testing stations.

TRANSFUSION SERVICES MANAGER is a blood bank system which manages specialized blood test result entries, blood product inventory, blood storage and patient transfusion histories. TRANSFUSION SERVICE MANAGER may be used only in conjunction with LABPRO 2000. In addition, management reports enable the department to evaluate the effectiveness of transfusion services provided. TRANSFUSION SERVICE MANAGER is an FDA regulated product for which approval is pending. See "Government Regulation."

ANSIRS is an anatomic pathology system that functions independently, or interfaced with LABPRO 2000, to manage clerical and administrative functions within cytology/pathology departments. ANSIRS provides on-line workstation access for cytologists/histologists, medical secretaries and pathologists. Major functional areas include report transcription and word processing, quality assurance, regulatory requirements and on-line access to patient history.

MEDSPEAK/RADIOLOGY, IBM's MedSpeak/Radiology Continuous Voice Recognition Solution in conjunction with our suite of radiology products lets the radiologist speak continuously and at a natural pace, with the text appearing instantaneously on the screen. With little or no special training on the system, radiologists can dramatically reduce the time and cost of radiology report generation.

PHYSICIAN'S WORKSTATION, a Wang product, is a scaleable, point-of-care patient record application designed by physicians and intended to be incorporated into the Company's systems solutions. It communicates with existing information systems to provide for the real-time capture of clinical and administrative information and build a comprehensive patient health record. Information can be scanned, received by fax or updated by the physician during the delivery of care.

HEALTHPOINT ACS is a Windows-based clinical information systems for physicians in both office and hospital ambulatory settings. HealthPoint ACS is designed to help caregivers enhance the quality of patient care and reduce healthcare costs. The software is used at the point of care to document the patient visit, improve workflow, and provide physicians with an effective tool to analyze their medical practice, enabling them to improve the quality and cost of care by better understanding their patient population and measuring the impact of interventions on diseases.

NRIDENTITY, NRI's finger imaging technology enables an authorized individual to log on to DYNAMICVISION with the touch of a finger. This action compares the finger image to a previously recorded and stored "finger print", bringing systems security to a new level.

CONSULTING, SYSTEMS INTEGRATION AND OTHER SERVICES

The Company provides a full range of professional consulting services including project management, implementation planning, training and education. The Company's technical services includes network design, implementation and support, custom software development, interfaces and modifications and systems integration. The Company also provides support services including 24 hour telephone support, and software maintenance and enhancements.

RESEARCH AND DEVELOPMENT

The Company's research and development program is designed to extend the capabilities of existing products and develop new healthcare application solutions. The Company believes that a substantial and sustained commitment to product development is important to the long term success of its business. As of March 15, 1997, 61 professional employees were engaged in research and development activities. During the years ended December 31, 1994, 1995 and 1996, the Company spent $2,068,000, $1,862,000 and $2,860,000 respectively, on research and development. The Company's research and development is influenced by customer input and user group forums. Currently, the Company's research and development efforts are primarily focused on the DYNAMICVISION, OPEN IMAGE SERVER, MAXIFILE C/S, COPATH C/S, PACSPLUS+ and MONITRAX product lines.

MAJOR CLIENTS

The Company does not have a dependence on any single customer the loss of which would have a material adverse effect. The Company does generate revenue almost exclusively through sales to the healthcare industry located in the United States. Due to this concentration, substantially all receivables of the Company are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other industry related conditions. The Company currently has approximately 550 customers. The majority of these customers are located within the United States.

BACKLOG

The Company had contracts which it believed to be firm for the delivery of systems and services ("backlog"), totaling approximately $8.7 million on March 20, 1997, compared to $2.6 million on March 22, 1996. In addition, the Company as of March 10, 1997 has contracts for the delivery of software support services billable at an annual rate of $11 million, compared to $4 million as of March 22, 1996.

STRATEGIC RELATIONSHIPS

The Company has entered into strategic relationships with several leading technology developers, to gain access to certain technologies that are integrated into the Company's systems. In addition, through these strategic relationships the Company is able to cross-market its internally developed or acquired technologies to customers of its business partners.

IBM - The Company has a non-exclusive agreement with IBM to market, support and enhance MEDICAL RECORDSPLUS. The Company is responsible for providing maintenance, support, product shipment and product enhancements and offers customers a wide range of additional services including telephone and remote diagnostic assistance, problem resolution, implementation, training and consulting services. A fee based on IBM's then current list price, less certain allowances, is paid by the Company for licenses sold by the Company. IBM has retained the right to market the product and, pursuant to the terms of the agreement, pays a license fee to the Company for sales of the product by IBM. The Company is also a IBM re-marketer.

WANG - The Company has non-exclusive agreements with Wang. This relationship provides open systems, core imaging technology and business process automation capabilities to the Company through Wang's suite of OPEN/software products which includes OPEN/image, OPEN/workflow, and OPEN/COLDPLUS. In addition, PHYSICIAN'S WORKSTATION provides the Company with a scaleable, point-of-care patient record application which facilitates the real-time capture of clinical and administrative information and the construction of a comprehensive patient health record.

DICTAPHONE - The Company has a multi-media technology sharing and marketing alliance with Dictaphone Corporation of Stratford, CT, enabling it to incorporate Dictaphone's Integrated Voice and Data Management ("IVDM") technologies into the Company's suite of healthcare information systems. The integration of IVDM capabilities into DynamicVision creates a comprehensive voice, text, data and imaging workstation.

THE NATIONAL REGISTRY - The Company has a marketing agreement with The National Registry, Inc. ("NRI") of St. Petersburg, FL, which brings "The Power of Positive Identification(/trademark/)" to DynamicVision. NRI's finger imaging technology enables an authorized individual to log on to DYNAMICVISION with the touch of a finger. This action compares the finger image to a previously recorded and stored "finger print", bringing systems security to a new level.

IBM MED/SPEAK RADIOLOGY - The Company has integrated IBM(/registered trademark/) Med/Speak Radiology(/trademark/) solution into its Maxifile(/registered trademark/) radiology information system. This expands the Maxifile(/registered trademark/) RIS products functionality to provide continuous speech recognition for direct dictation of radiology results into a database, bypassing the need for transcription of diagnostic reports. Continuous speech recognition allows radiologists to dictate at normal rates of speech for instantaneous report production, with little or no time lapse between the spoken and typed word.

HEALTHPOINT - The Company is authorized to sell, implement, train and support HealthPoint ACS(/trademark/), an advanced clinical system for the office-based physician in the ambulatory setting. HealthPoint ACS(/trademark/) is used in the physicians' offices at the point of care to document the patient visit, improve workflow and facilitate practice analysis.

DIGITAL EQUIPMENT CORPORATION - The Company is an Association of Software and Application Partner ("ASAP") with Digital Equipment Corporation.

MICROSOFT - The Company is a Microsoft Solution Provider ("MSP"). Through this program Microsoft works with the Company to provide information, tools, and business development assistance in implementing the successful use of Microsoft Solutions Platform products such as Windows 95 and NT.

POWERSOFT - The Company is a Commerical Application Partner ("CAP") with Powersoft Corporation. CAPs are in the business of developing, marketing and licensing computer application programs to end-user customers.

SYBASE - The Company is an Open Solutions(TM) Partner with Sybase Corporation. This partnership enables Dynamic and Sybase to deliver enterprise client/server solutions.

SALES AND MARKETING

As of March 15, 1997, the Company had twenty four sales representatives reporting to four regional sales managers whom report to the Vice President of Sales. The compensation of the Company's sales employees is substantially dependent on the achievement of individual sales targets. In addition, a ten person sales support group provides telemarketing, proposal development, demonstration coordination and administrative support. The Company's marketing department consists of thirteen individuals who develop product competitive analyses, sales collateral, audio and video products and coordinate trade shows, advertising and public relations activities.

The Company's sales cycle is typically six to eighteen months and includes several steps: (i) initial contact and qualification; (ii) development of proposal in response to request for a proposal or direct sales lead; (iii) business problem requirements definition; (iv) product demonstrations; (v) site visits; and (vi) contract preparation and negotiations. Members of the Company's professional services, product management and sales support departments, and members of executive management assist the sales force in completing the proposal, conducting demonstrations and analyzing the requirements. In support of the sales efforts, the Company advertises in trade journals, participates in trade shows, publishes articles and provides speakers for industry shows and conferences. In addition, the Company receives qualified leads as well as support in proposal development, demonstrations and site visits from its strategic business partners, which include IBM, Wang, Dictaphone, HealthPoint, NRI and other.

CUSTOMERS

The Company currently supports over 550 customers the majority of which are located in the United States. The Company generates revenues almost exclusively through sales to the healthcare industry located in the United States. Due to this concentration, substantially all receivables of the Company are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other industry related conditions. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health System, Ohio State University Hospital, University of Pittsburgh, Temple University Hospital, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Greater Dayton Area Hospital Association, The Mayo Clinic and UniHealth.

COMPETITION

The market for information technology in the healthcare industry is intensely competitive. Many of the Company's competitors have significantly greater financial, research and development, technical and marketing resources than the Company. Competitors vary in size and in the scope and breadth of the products and services they offer. The Company's systems compete both with other technologies and with similar systems developed by other companies. Other major information management companies, including the companies with whom the Company has strategic relationships, may enter the markets in which the Company competes. Competitive pressures and other factors, such as new system introductions by the Company's competitors, may result in significant pricing pressures that could have a material adverse effect on the Company. In addition, in the professional and technical consulting segment, the Company competes with the consulting divisions of national accounting firms as well as national and regional healthcare specialty consulting firms. The Company does not have a dependence on any single customer the loss of which would have a material adverse effect.

GOVERNMENT REGULATION

The United States Food and Drug Administration ("FDA") has issued a draft guidance document addressing the regulation of certain computer products as devices under the Federal Food, Drug and Cosmetic Act ("FFDCA"). To the extent that computer software is classified as a device under applicable regulations, the manufacturers of such products could be required, depending upon the product, to: (i) register and list their products with the FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or (iii) obtain FDA clearance by filing a pre-market application that establishes the safety and effectiveness of the product. The Company has two products considered devices under the FFDCA:
MAXIVIEW and TRANSFUSION SERVICE MANAGER. As a result of the characterization of certain of the Company's products as devices, the Company's manufacturing facilities are registered with the FDA and its manufacturing operations regarding devices are required to be in compliance with the FDA's rules and regulations. The FDA conducted on-site inspections at the Maitland facility in May 1996 and at the Minnetonka facility in June 1996. Both inspections were concluded without incident. There can be no assurance that the Company will ultimately be able to obtain or maintain required FDA approvals to market its products. Of the Company's two regulated products, MAXIVIEW cleared as substantially equivalent to a predicate device by the FDA in December 1995 and the submission pursuant to Code of Federal Regulations Section 510(k) to demonstrate substantial equivalence for the Transfusion Service Manager was submitted to the FDA in March 1996 and is pending.


INTELLECTUAL PROPERTY

The Company primarily relies upon trade secrets, copyright laws and confidentiality agreements with employees and customers to protect its rights in its software technology. The Company does not hold any patents nor has it filed copyrights with respect to any of its software technology. Due to the rapid pace of innovation within the software industry, the Company believes that patent, trade secret and copyright protection are less significant than the Company's ability to further develop, enhance and modify its current products and other clinical information systems through the technology and creative skills of its personnel. To minimize the possibility of third parties imitating the Company's systems, the Company only licenses object code and does not license or otherwise distribute source code.

The Company's employees are required to enter into confidentiality agreements which prohibit the disclosure of confidential information and require employees to report and assign to the Company all concepts, developments, discoveries and inventions conceived during their employment.

The Company has federal trademark registration for MAXIFILE(registered trademark/) and COPATH(/registered trademark/), and has applied for federal trademark registration for DYNAMICVISION, MONITRAX, PACSPLUS+, ASAP, OPTIMA and MAXIVIEW.

There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies or services. The Company does not believe that its operations or products infringe on the intellectual property rights of others. There can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that the Company will be successful in defending any such claim.

EMPLOYEES

As of March 15, 1997, the Company had 251 full time employees, of which 61 were employed in research and development, 119 in client services, 31 in general and administrative and 40 in sales and marketing. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements made by representatives of the Company, may contain forward-looking statements and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing product demand and market acceptance, new product development, reliance on key strategic alliances, availability of products procured from third party vendors, the healthcare regulatory environment, fluctuations in operating results and with respect to, among other things the Company's future revenues, operating income and earnings per share, as well as plans and objectives of management. The following are some, but not necessarily all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

An important element of the Company's business strategy has been and will continue to be expansion through acquisitions, both to extend its customer base and to acquire strategic technology. The Company's ability to expand successfully through acquisitions depends on many factors including the identification of appropriate acquisition opportunities, negotiation of suitable terms and management's ability to effectively integrate and operate the acquired businesses. The Company competes for acquisitions with other companies, certain of which have significantly greater financial and management resources. The Company's financial performance will be subject to the risks of the performance of the acquired businesses as well as the financial effects associated with integration of such businesses.

The healthcare industry is subject to changing political, economic and regulatory influences, many of which relate to control of healthcare costs. Such changes may affect operational aspects of the healthcare industry, including procurement practices and the availability and/or allocation of capital funds, which could result in greater selectivity, thus adversely impacting the Company's ability to sell its products. The Company cannot predict with any certainty what impact, if any, future regulation or healthcare reform might have on its results of operations, financial condition or business.

While the Company maintains insurance protecting against certain asserted claims, there can be no assurance that its insurance coverage would adequately cover any such claims asserted against the Company.

Competition in the Company's industry is subject to continual change in not only the products and services offered but also in the manner in which vendors are selected by customers. Accordingly, the Company's continued success will be dependent on its ability to develop new products and services on a timely basis and at competitive prices.

The Company must anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's products is characterized by continued and rapid technological advances. The Company's future success will depend in part on its ability to be responsive to these technological developments and challenges, which could also lower the cost of products and services or otherwise result in competitive pricing pressures.

The Company relies on a combination of trade secret, copyright and trademark laws, together with nondisclosure, other contractual provisions and technical measures to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate or that the Company competitors will not independently develop technologies that are equivalent or superior to the Company's technology. Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

The stock market has, from time to time, experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. The Company experiences fluctuations in its stock price related to these general market swings as well as announcements of technological innovations, new product introductions by the Company or its competitors, market conditions in the computer software or hardware industries and healthcare reform measures. These fluctuations may adversely effect the Company's ability to make acquisitions utilizing its stock.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located at 101 Southhall Lane, Suite 210, in Maitland, Florida 32751. The Maitland location consists of approximately 23,600 square feet of office space under a lease which expires March 31, 1999. The Company also maintains an office at 10901 Bren Road East, Minnetonka, Minnesota 55343 (the former Dimensional Medicine, Inc. facility) as the Company's radiology technology center. The Minnetonka location consist of approximately 13,000 square feet under lease which expires on July 31, 1999. In addition, the Company also maintains an office at Two University Office Park, 51 Sawyer Road, Waltham, Massachusetts, 02154 (the former Collaborative Medical Systems, Inc. facility) as the Company's clinical solutions center. The Waltham location consist of approximately 30,000 square feet under lease which expires on November 30, 1999. The Company considers its existing facilities to be adequate for its foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

In February 1996, the Company instituted an action against James A. Terrano ("Terrano"), the Company's former President and Chief Executive Officer, in the District Court of Lancaster County, Nebraska, alleging that Terrano (i) made fraudulent and negligent representations to the Company's Board of Directors, which resulted in the Company's acceptance of a handwritten memorandum modifying Terrano's employment agreement, (ii) breached his fiduciary duty to the Company and (iii) breached his obligations under his employment agreement with the Company. The Company is seeking to recover damages in the amount of at least $50,000 in addition to the declaratory judgment determining that no severance pay is due Mr. Terrano and that the handwritten memorandum is invalid and unenforceable and does not modify the employment agreement. Mr. Terrano has counter-claimed that he has been defamed by the Company. The Company is a defendant in an action in which Mr. Terrano has a demand for $280,000 in severance pay together with two years worth of benefits unquantified to include the use of an automobile, club dues and insurance policies. The Company is vigorously contesting this case.

The Company is a defendant in an action filed by a former Vice-President in March, 1995 in the District Court of Lancaster County, Nebraska, alleging that the Company did not lawfully terminate her for cause, and, therefore, breached her employment agreement. The former employee is seeking severance payment. The Company is vigorously contesting this case.

The above cases are in the early stages of discovery and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome of either case at this time. As of the date hereof, there are no other material legal proceedings pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   (a) The information called for by this item is incorporated herein by reference from page fifty-five (55) of Exhibit 13 to this Form 10-K.

   (b) As of March 10, 1997, there were approximately 4,950 shareholders of the Company's Common Stock.

   (c) The Company has declared no cash dividends on its common stock since its inception and plans to continue to invest all earnings back into the Company in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from page 25 of Exhibit 13 to this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from page 26 through page 33 of Exhibit 13 to this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from page 34 through page 56 of Exhibit 13 to this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is incorporated by reference to the February 14, 1995 Form 8-KA filed by the Company. There have been no changes in and/or disagreements with accountants on accounting and/or financial disclosures since February 14, 1995.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following documents are filed as a part of this report:

      1.  FINANCIAL STATEMENTS
          -Independent Auditors' Report on the financial statements.
          -Balance Sheets as of December 31, 1995 and 1996.
          -Statements of Operations for the years ended December 31, 1994, 199 and 1996.
          -Statements of Shareholders' Equity for the years ended December 31,
           1994, 1995 and 1996.
          -Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
          -Notes to Financial Statements.

The Financial Statements listed above are all incorporated by reference to pages 34 through 56 of Exhibit 13 to this Form 10-K.

      2. FINANCIAL STATEMENT SCHEDULES


                        INDEX                         SCHEDULE NO.   PAGE NO.

Independent Auditors' Report on Financial
Statement Schedule                                        ---           16
Valuation and Qualifying Accounts                          II           17

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

      3. EXHIBITS

            Exhibit 11:  Statement regarding computation of per share earnings.
            Exhibit 13:  1996 Annual Report to Security Holders.
            Exhibit 27:  Financial Data Schedule

(b) The following report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1996:

              ITEM REPORTED                                 DATE OF REPORT
              -------------                                 --------------

              Acquisition of Collaborative Medical
              Systems, Inc.                                 December 17, 1996

                              INDEPENDENT AUDITORS' REPORT
                              ----------------------------






Board of Directors
Dynamic Healthcare Technologies, Inc.:


Under date of March 17, 1997, we reported on the consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1995 and 1996 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related 1994, 1995 and 1996 information in the consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1994, 1995 and 1996 information in this consolidated financial statement schedule based on our audits.

In our opinion, such 1994, 1995 and 1996 information in the consolidated financial statement schedule, when considered in relation to the basic 1994, 1995 and 1996 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                         /s/KPMG PEAT MARWICK LLP
                                         ------------------------
                                         KPMG PEAT MARWICK LLP







Orlando, Florida
March 17, 1997

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                   SCHEDULE II


                                               BALANCE AT   CHARGED TO   WRITE-OFFS,   BALANCE AT
                                               BEGINNING    COSTS AND    RETIREMENTS     END OF
                 DESCRIPTION                    OF YEAR      EXPENSES   & COLLECTIONS     YEAR
                 -----------                   ----------   ----------  -------------  ----------

YEAR ENDED DECEMBER 31, 1994:

Allowance for Doubtful Accounts
  Receivable                                   $  189,672   $ 179,409     $119,081     $  250,000

Accumulated Amortization of Capitalized
  Software Development Costs                   $  843,537   $ 505,613     $ 76,055     $1,273,095



YEAR ENDED DECEMBER 31, 1995:

Allowance for Doubtful Accounts
  Receivable                                   $  250,000   $(12,498)     $ 96,665     $  140,837

Accumulated Amortization of Capitalized
  Software Development Costs                   $1,273,095   $ 562,606     $   --       $1,835,701



YEAR ENDED DECEMBER 31, 1996:

Allowance for Doubtful Accounts
  Receivable                                   $  140,837   $ 222,902     $ 37,637     $  326,102

Accumulated Amortization of Capitalized        $1,835,701   $ 883,675     $   --       $2,719,376
  Software Development Costs

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Commission File No. 0-12516
IRS E.I.N. 59-3389871

By /s/PAUL S. GLOVER                Date  MARCH 25, 1997
   -----------------                      --------------
Paul S. Glover, Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE             DATE

/s/DAVID M. POMERANCE      Chairman of the Board                 MARCH 25, 1997
-----------------------
David M. Pomerance

/s/MITCHEL J. LASKEY       President, CEO, Treasurer &           MARCH 25, 1997
-----------------------    Director
Mitchel J. Laskey

/s/PAUL S. GLOVER          Vice President of Finance, CFO        MARCH 25, 1997
------------------------
Paul S. Glover

/s/JERRY L. CARSON         Director                              MARCH 25, 1997
------------------------
Jerry L. Carson

/s/THOMAS J. MARTINSON     Director                              MARCH 25, 1997
------------------------
Thomas J. Martinson

/s/BRET R. MAXWELL         Director                              MARCH 25, 1997
------------------------
Bret R. Maxwell

/s/DANIEL RAYNOR           Director                              MARCH 25, 1997
------------------------
Daniel Raynor

/s/RICHARD W. TRUELICK     Director                              MARCH 25, 1997
------------------------
Richard W. Truelick

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS



                                                                         PAGE
             DESCRIPTION OF EXHIBITS                                    NUMBER

Exhibit 11   Statement regarding computation of per share
             earnings.                                                    20


Exhibit 13   Annual Report to Shareholders of Dynamic Healthcare
             Technologies, Inc. for the fiscal year ended
             December 31, 1996.                                           22

Exhibit 27   Financial Data Schedule