Form 10-Q
period 1997-03-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1997-05-06
CIK 720481

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended    March 31, 1997

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


As of April 18, 1997, there were 17,064,853 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of fifteen (15) pages.

The index to exhibits appears on page fourteen (14).



                                      1



                       PART I.  FINANCIAL INFORMATION

Item 1.		Financial Statements

See attached statements following this item number.



                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheets

                                                December 31,       March 31,
                                                    1996              1997
                                                                  (Unaudited)
ASSETS

Current assets:

    Cash and cash equivalents                   $11,332,526       $10,760,706

    Restricted cash                                  60,000                --

    Accounts receivable, net                      5,272,754         4,206,732

    Unbilled receivables                          1,924,297         2,039,284

    Contracts receivable - current                  336,499         1,210,679

    Other current assets                          1,055,356           794,919

       Total current assets                      19,981,432        19,012,320

Property and equipment, net                       2,582,147         2,884,502

Capitalized software development costs, net       4,544,963         4,952,008

Goodwill, net                                     2,478,103         2,376,184

Contracts receivable - non-current                  356,337         1,197,771

Other assets                                         64,063            68,175

                                                $30,007,045       $30,490,960

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Accounts payable and accrued expenses        $2,597,141        $1,817,483

    Deferred Revenue                              4,543,596         3,896,556

    Advance billings                              2,746,474         1,404,459

    Other                                           410,687           363,392

        Total current liabilities                10,297,898         7,481,890

Other                                               222,682           177,198

        Total liabilities                        10,520,580         7,659,088

Shareholders' equity:

    Series CM preferred stock ($.01 par
    value; 6,000 shares authorized, issued
    and outstanding as of December 31, 1996
    and March 31, 1997).                                 60                60

    Common stock ($.01 par value; authorized
    20,000,000 shares; issued and outstanding
    16,757,153 and 17,064,853 shares as of
    December 31, 1996 and March 31, 1997,
    respectively).                                  167,572           170,649

Additional paid-in capital                       43,419,806        43,729,893

Accumulated deficit                             (24,100,973)      (21,068,730)

        Total shareholders' equity               19,486,465        22,831,872

                                                $30,007,045       $30,490,960

See notes to condensed consolidated financial statements.


                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
            Condensed Consolidated Statements of Operations
                              (Unaudited)


                                                 Three Months Ended March 31,
                                                       1996         1997
Operating revenues:

   Computer system equipment sales and support   $  475,068     $  464,155

    Application software licenses                   270,267      5,128,138

    Software support                              1,009,164      2,313,381

    Services and other                              555,339      1,764,485

Total operating revenues                          2,309,838      9,670,159

Costs and expenses:

    Cost of products sold                           404,311        577,343

    Client services expense                         752,449      2,413,833

    Software development costs                      348,259      1,192,119

    Sales and marketing                             683,674      1,449,371

    General and administrative                      444,603      1,184,631

        Total costs and expenses                  2,633,296      6,817,297

Operating income (loss)                            (323,458)     2,852,862

Other income (expense):

    Interest expense and financing costs            (77,681)        (9,607)

    Interest income and other                        34,228        188,988

        Total other income (expense)                (43,453)       179,381

Net earnings (loss) before income taxes            (366,911)     3,032,243

Income taxes - current                                   --             --

Net earnings (loss)                             $  (366,911)   $ 3,032,243

Earnings (loss) per common share primary
 and fully diluted                              $     (0.06)   $      0.17

Weighted average number of common and common
 equivalent shares outstanding                    6,611,646     17,637,238


See notes to condensed consolidated financial statements.



                     DYNAMIC HEALTHCARE TECHNOLOGIRES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                       1996           1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                               $  (366,911)     $3,032,243

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization                     283,224         649,917

Changes in assets and liabilities:

        Accounts receivable                           732,210       1,066,022

        Unbilled receivables                           25,374        (114,987)

        Contract receivable                                --      (1,715,614)

        Other                                        (134,779)        160,054

        Accounts payable and accrued expenses         189,180        (779,658)

        Deferred revenue                             (338,225)       (647,040)

        Advance billings                              (13,411)     (1,342,015)

Net cash provided by (used in) operating activities   376,662         308,922

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capitalized software development costs           (285,415)       (714,092)

    Purchases of property and equipment              (151,659)       (494,330)

    Restricted cash released                               --          60,000

        Net cash provided by (used in) investing
         activities                                  (437,074)     (1,148,422)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                 --         313,164

    Repayment of bank note payable                    (21,624)             --

    Preferred stock dividends paid                    (24,844)             --

    Other                                             (18,840)        (45,484)

        Net cash flows provided by (used in)
         financing activities                         (65,308)        267,680

Net increase (decrease) in cash and cash equivalents (125,720)       (571,820)

Cash and cash equivalents, beginning of period      2,290,366      11,332,526

Cash and cash equivalents, end of period           $2,164,646     $10,760,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

    Interest paid                                  $   77,681     $     9,607

    Income taxes paid (received)                   $       --     $        --


See notes to condensed consolidated financial statements.



                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1997

(A)	Unaudited Financial Statements:

The accompanying unaudited Condensed Consolidated Balance Sheets as of March 31, 1997, Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1996 and 1997, and Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1997, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1997.

(B)	Reclassifications:

Certain reclassifications have been made to the 1996 financial statements to conform to classifications used in 1997.

(C)	Contracts Receivable:

Contracts receivable represents revenues earned by the Company and receivable from customers under long-term financing arrangements.

During the quarter ended March 31, 1997, the Company entered into a value-added re-marketing agreement with Sunquest Information Systems, Inc. ("Sunquest") for the non-exclusive sale of CoPath Client/Server product licenses. The initial license fee of $3,000,000 is receivable in three (3) annual installments of $1,000,000 on February 7, 1997, 1998 and 1999. As of March 31, 1997 contract receivables includes $1,798,349 under this contract representing the present value of the two remaining installments with an imputed interest rate of 8.25%. Also included in contracts receivable are amounts due from customers in monthly installments of principal and interest, which provided for initial five year terms.

The future minimum principal payments to be received under contract receivables are summarized as follows:

                 For the Year Ending March 31,

          1998                                  $1,210,679
          1999                                   1,168,657
          2000                                      29,114
          2001 and thereafter                           --
                                                $2,408,450

(D)	Dynacor Acquisition:

On March 17, 1997 the Company signed a Letter of Intent agreeing in principle to acquire all of the outstanding common shares of Dynacor, Inc. ("Dynacor"), of Apple Valley, Minnesota, in exchange for 250,000 shares of the Company's common stock. The transaction is expected to be accounted for as a pooling of interest and is subject to definitive agreements and approvals of the Dynacor shareholders and the Boards of both companies.



Item 2.	Management's discussion and analysis of financial
condition and results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of enterprise-wide, patient-centered healthcare information systems. These systems enable hospitals, physician practice groups and integrated delivery networks to capture, store, archive and retrieve clinical, financial and administrative patient information. The Company's products enhance productivity, reduce costs and improve the quality of patient care by providing on-line access to patient information previously maintained on a variety of media, including paper, X-ray film, magnetic disk, video and audio. The Company's current product lines include clinical information systems for use in laboratory, anatomic pathology, radiology and anesthesiology applications as well as imaging and electronic health record solutions. The Company provides support for all of its systems and provides systems integration and other consulting services to over 550 customers. Key customers include the University of California at Los Angeles Medical Center, University of Illinois at Chicago Medical Center, Methodist Hospital of Memphis, Memorial Sloan-Kettering Cancer Center, Ohio State University Hospital, Columbia/HCA, Greater Dayton Area Hospital Association, Advocate Health Care, Temple University Hospital, UniHealth and Orlando Regional Health System.

The Company's new electronic health record product, DynamicVision, provides connectivity and enabling technologies which integrate the Company's clinical and imaging information systems, as well as those from other companies, to create an open architecture, multi-media clinical workstation. DynamicVision provides prompt and simultaneous on-line access to information stored in various systems and data repositories located at multiple sites. This information can include documents, medical images such as X-rays, MRIs and CAT scans, and video and audio recordings. DynamicVision announced general availability in November of 1996.

The Company's revenues are derived from the licensing and sale of systems comprised of internally developed software and third party software and hardware, professional services, maintenance and support services. The Company's services include implementation and training, product management and customer software development. Revenues from professional services and maintenance and support services typically increase as the number of installed systems increases. Computer system equipment sales revenues are generally recognized when hardware is shipped. Computer system equipment sales and support revenues include hardware support contracts for a specific period from which revenue is recognized ratably over the corresponding contract period. Application software license revenues are recognized when application software is delivered to the customer. Installation and training service revenues, included with application software licenses, are recognized as the services are performed. Software support revenues principally include contracts for remote dial-up problem diagnosis, maintenance and corrective support services, each of which covers a specified period for which revenue is recognized ratably over the corresponding contract period. Services and other revenues include custom programming services, post-contract support obligations and other services, which are provided under separate contract and are recognized as services are performed.

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

In February 1997, the Company entered into a value added re-marketing agreement with Sunquest Information Systems, Inc. (NASDAQ: SUNQ) of Tucson, Arizona. Under the terms of the agreement Sunquest will pay an initial licensing fee of $3,000,000 to sub-license Dynamic's CoPath client server anatomic pathology solution ("CoPath C/S") to their existing customers. New Sunquest customers licensing CoPath C/S will pay a separate licensing fee, and Dynamic will receive ongoing annual maintenance and monthly consulting fees for all continuing services rendered under this agreement.

Also in February 1997, the Company signed a agreement under which Dynamic will sell HealthPoint ACS(TM), an advanced clinical system for the office-based physician in the ambulatory setting. Under the terms of this agreement, Dynamic will also provide implementation services, training and telephone support to its HealthPoint ACS clients.

On March 17, 1997, the Company signed a Letter of Intent agreeing in principal to acquire all of the outstanding common shares of Dynacor, Inc. ("Dynacor"), of Apple Valley, Minnesota, in exchange for 250,000 shares of the Company's common stock. The transaction is expected to be accounted for as a pooling of interest and is subject to definitive agreements and approvals of the Dynacor shareholders and the Boards of both companies. Dynacor employs 43 people and reported revenue of approximately $3.2 million for the year ended June 30, 1996.

In March 1997, the Company announced the general availability of CoPath C/S having placed the product in use at the University of California, San Francisco Medical Center and at the New York Hospital - Cornell Medical center. Both of these academic medical centers were previously beta sites for CoPath C/S.

The following table sets forth, for the three month periods ended March 31, 1996 and 1997, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                                       Three Months Ended
                                                             March 31,
                                                       1996          1997

Operating revenues:

   Computer system equipment sales and support         20.6%          4.8%

   Application software licenses                       11.7          53.0

   Software support                                    43.7          23.9

   Services and other                                  24.0          18.3

      Total revenues                                  100.0         100.0

Operating expenses:

   Cost of products sold                               17.5           6.0

   Client services expense                             32.6          25.0

   Software development costs                          15.1          12.3

   Sales and marketing                                 29.6          15.0

   General and administrative                          19.2          12.2

      Total operating expenses                        114.0          70.5

Operating income (loss)                               (14.0)         29.5

Other income (expense)                                 (1.9)          1.9

Net earnings (loss)                                   (15.9)%        31.4%



Results of Operations

(Three months ended March 31, 1997 compared to three months ended March 31, 1996)

Revenues. During the quarter ended March 31, 1997 the Company reported record quarterly revenues of $9,670,000, an increase of $7,360,000 over revenues for the same period 1996. This increase represents an increase of more than 300%, and is principally attributable to the acquisitions made in 1996. On May 1, 1996, the Company acquired Dimensional Medicine, Inc. ("DMI"), adding a radiology information system product line, and on December 17, 1996 acquired Collaborative Medical Systems, Inc. ("CoMed"), adding an anatomic pathology information system product line to the Company's existing product lines.
Radiology and pathology revenues reported during the first quarter of 1997 were $824,000 and $6,969,000, respectively.

Computer system equipment sales and support revenues decreased to 4.8% of total revenues for the first quarter of 1997, compared to 20.6% for the first quarter of 1996. Emphasis was placed during the first quarter of 1997, on perfecting completion of the Sunquest re-marketing agreement and delivering pathology systems to Department of Defense ("DOD"), hospitals under an existing sub-contract to the United States Defense Supply Service. Neither the Sunquest agreement nor deliveries to the Department of Defense hospitals have any hardware deliverables. Management does expect a higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines due to the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the first quarter of 1997, increased by $4,858,000 over the same period a year ago, from $270,000 to $5,128,000. The Company recognized initial pathology application software license revenue of $2,777,000 under the value added re-marketing agreement with Sunquest, representing the present value of the minimum payments due from Sunquest. In addition, during the first quarter of 1997, the Company continued to deliver CoPath product to hospitals under existing subcontracts to the United States Defense Supply Service. As a result, pathology application software revenues of $4,836,000 were recognized during the first quarter of 1997, with no such corresponding pathology revenue recognized during the first quarter of 1996.

Software support revenues increased $1,304,000 to $2,313,000 for the first quarter of 1997, compared to $1,009,000 for the same period one year ago. The acquisitions of DMI and CoMed resulted in first quarter 1997 software support revenues from radiology and pathology product lines of $385,000 and $941,000, respectively. As of March 31, 1997, recurring support revenues of $1.8 million and $5.3 million result from the acquisitions of radiology and pathology product lines acquired in 1996. Completing delivery of the pathology system sales during the first quarter of 1997 was essential toward increasing the current annualized billable support base to $11.3 million.

Service and other revenues increased by $1,209,000 to $1,764,000 from $555,000. This increase principally results from the training and implementation services in connection with system installations to the DOD hospitals.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the first quarter of 1997 declined to 6% from
17.5 % for the same period 1996. Hardware revenues during the first quarter 1997 similarly decreased to 4.8% from 20.6% of total revenues for the first quarter 1996, due to the significant increase in application software license revenues and the absence of hardware deliverables to either Sunquest or the DOD hospitals. However, during the first quarter of 1997, approximately $160,000 of costs attributable to third party software licensing were included in the cost of products sold. This results from the purchase of the mumps operating system in connection with both pathology and radiology system sales and royalties to IBM in connection with imaging sales.

Client Services Expense. Client services expense for the first quarter 1997 increased $1,662,000 to $2,414,000 from $752,000 for the first quarter 1996. However, as a percentage of total revenues during the respective quarters, client services expense actually declined to 25% from 32.6%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, and the introduction of the DynamicVision product line. This increase in professional staffing was more than offset by the increase in total revenues for the quarter.

Software Development Costs. Software development costs for the first quarter 1997 declined to 12.3% of total operating revenues from 15.1% incurred during the first quarter 1996. As outlined in the secondary offering, development efforts significantly increased as part of the Company's overall growth strategy. As such, the Company capitalized $707,000 of software development costs during the first quarter 1997 compared to $285,000 for the same period of 1996. The intensified development effort during the quarter was further prompted by the initial licensing sale to Sunquest of the CoPath Client Server product, and resulted in the general availability of the CoPath Client Server product in March 1997.



Sales and Marketing. Sales and marketing costs for the first quarter 1997 as a percentage of total revenues, declined to 15% from 29.6% for the same period of 1996. During 1996 and the first quarter of 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans and in preparation for the launch of the Company's new DynamicVision product line. However, this increase in sales and marketing costs incurred during the first quarter 1997 of $766,000 as compared to first quarter 1996, was more than offset by the increase in total revenues.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1997 increased by $740,000, but declined to 12.2% of total revenues from 19.2% incurred during the first quarter of 1996. The increased expenses include $148,000 accrued under the Company's Management Incentive Compensation Plan ("MIC Plan"), approximately $192,000 of non-recurring employment and termination costs principally resulting from relocating CoMed administration to the Company's headquarters, and ongoing management and administrative expenses in connection with the acquisitions of DMI and CoMed during 1996. No MIC Plan compensation was incurred during the first quarter of 1996. These expense increases were more than offset by the growth in revenues during the period.

Other Income (Expense).   Net other income for the first quarter
1997 increased by $223,000 to $179,000, as compared to net other expense of approximately $44,000 for the same period 1996. Interest income increased by $155,000, and interest expense decreased by $68,000 during the first quarter of 1997 principally due to the availability of proceeds resulting from the Company's successful secondary offering completed in the fourth quarter of 1996.

Liquidity and Capital Resources

As of March 31, 1997 the Company had cash equivalents of $10,761,000, working capital of $11,530,000, and a working capital ratio of 2.5 to 1.

Accounts receivable as of March 31, 1997 decreased by $1,066,000 from the balance on December 31, 1996, principally as a result of the seasonal billing fluctuation associated with a concentration of renewal software support contracts with a January 1 start date. These contracts were previously billed in 1996, in advance of the applicable start date. This seasonal fluctuation also accounted for the $647,000 decline in deferred revenue as of March 31, 1997 compared to the level at December 31, 1996. As of March 31, 1997, the Company has annualized billable software support contracts of $11.3 million.

Contracts receivable as of March 31, 1997 increased $1,715,000 to $2,408,000 as compared to the balance of $693,000 on December 31, 1996. The Company entered into a licensing agreement with Sunquest resulting in initial licensing fees receivable in three installments of $1,000,000 each. The first installment was collected upon signing on February 7, 1997. The remaining two installments are due no later than February 7, 1998 and February 7, 1999, and as of March 31, 1997 had a carrying value of $1,798,000. The remaining change is attributable to scheduled collections on monthly installment receivables from radiology information system customers.

During the first quarter 1997 the Company capitalized $714,000 of software development costs and purchased $494,000 of additional property and equipment. Increased development efforts resulted in the general availability of CoPath Client Server during the first quarter of 1997. The Company also continued to develop enhancements to DynamicVision, and began developing a client server version of Maxifile for radiology. Property purchases were made primarily to accommodate the growth
of the Company.   First, the Company uniformly equipped the
offices of the recently acquired CoMed operation in Waltham. Additionally, the Company acquired computer equipment for the sales force to automate pipeline management. The Company plans to continue an aggressive internal and external growth strategy.

Accounts payable and accrued expenses declined $780,000 to $1,817,000 as of March 31, 1997 from $2,597,000 as of December
31, 1996. This fluctuation results primarily from the December 17, 1996 acquisition of CoMed. The Company not only accrued $557,000 of acquisition related costs at year end, $420,000 of which were paid prior to March 31, 1997, but thoroughly reviewed all vendor payments during transition of the accounting systems to Florida. This resulted in initially extending the payment cycle. Similarly, other current assets as of March 31, 1997 declined $260,000 to $795,000 from the 1996 year end balance of $1,055,000, as a result of realization of other asset balances acquired through CoMed. The cash surrender value of terminated life insurance of approximately $134,000 collected by the Company, and vendor advances returned to the Company of approximately $145,000 significantly accounted for this change.



Advanced billings as of March 31, 1997 declined by $1,342,000 to $1,404,000 from the 1996 year end balance of $2,746,000.
Deliveries to the DOD hospitals during the first quarter of 1997 were significantly billed and paid in advance.

During the first quarter of 1997 the Company received $313,000 in proceeds from the exercise of employee options.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the general release of DynamicVision in November 1996, the general release of CoPath Client Server product during the first quarter of 1997, and the 1996 acquisitions of CoMed and DMI. The Company is actively pursuing the acquisition of Dynacor in a transaction expected to be accounted for as a pooling during the second quarter of 1997.

Inflation and Changing Prices

The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.
PART II.  OTHER INFORMATION



Item 1.	Legal Proceedings

     There have been no material developments in existing or pending legal proceedings involving the Company.


Item 2.	Changes in Securities

     	  None


Item 3.	Defaults Upon Senior Securities

        (a)	Indebtedness:

        None

        (b)	Dividend Arrearage:

        None


Item 4.	Submission of Matters to a Vote of Securities Holders

        None


Item 5.	Other Information

        None


Item 6.	Exhibits and Reports on Form 8-K

        (a)	Exhibits:

        Exhibit 11:  Statement Regarding Computation of Per Share
                     Earnings.

        (b)	The following report on Form 8-K was filed by the
            Registrant during the quarter ended March 31, 1997:


Item Reported     Date of Report       Financial Statements Filed

Acquisition of    February 3, 1997     Balance sheets of Collaborative Medical
Collaborative                          Systems, Inc. as	of December 31, 1994
Medical Systems,                       and 1995, and September 30, 1996
Inc.                                   (unaudited).

                                       Statements of Operations of
                                       Collaborative Medical Systems, Inc.
                                       for the years ended December 31, 1993,
                                       1994 and 1995, and for the nine months
                                       ended September 30, 1995 (unaudited)
                                       and 1996 (unaudited).

                                       Statements of Changes in Stockholders'
                                       Equity of Collaborative Medical
                                       Systems, Inc. for the years ended
                                       December 31, 1993, 1994 and 1995.

                                       Statements of Cash Flows of
                                       Collaborative Medical Systems, Inc.
                                       for the years ended December 31, 1993,
                                       1994 and 1995, and for the nine months
                                       ended September 30, 1995 (unaudited)
                                       and 1996 (unaudited).



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                               (Registrant)

Date:  May 6, 1997             /S/MITCHEL J. LASKEY
                               Mitchel J. Laskey
                               President, Chief Executive Officer
                               and Treasurer

Date:  May 6, 1997             /S/PAUL S. GLOVER
                               Paul S. Glover
                               Vice President of Finance and
                               Cheif Financial Officer



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





                                 FORM 10-Q
                   DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                Exhibit 11

      Computation of Weighted Average Number of Shares Outstanding and
                            Per Share Earnings

                                                         Three Months Ended
                                                        March 31, (Unaudited)
                                                           1996        1997

Earning (loss) available for common shareholders:

    Net earnings (loss)                                 $(369,911) $3,032,243

Weighted average number of common shares outstanding and earnings per share:

Primary:

    Weighted average number of common shares
      outstanding                                       6,611,646  16,993,493

    Dilutive effect of options and warrants using
      treasury stock method                                    --     643,745

    Weighted average number of common and common
      equivalent shares outstanding                     6,611,646  17,637,238

Earnings (loss) per share - primary                    $    (0.06) $     0.17

Fully diluted:

    Weighted average number of  common shares
      outstanding                                       6,611,646  16,993,493

    Dilutive effect of options and warrants using
      treasury stock method                                     --    656,353

    Dilutive effect of contingently issuable shares             --    237,500

    Weighted average number of common and common
      equivalent shares outstanding assuming full
      dilution                                          6,611,646  17,887,346

Earnings (loss) per share - fully diluted              $    (0.06) $     0.17




