Form 10-Q
period 1997-06-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1997-08-01
CIK 720481

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended          June 30, 1997

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

As of July 24, 1997, there were 17,380,879 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of twenty (20) pages.

The index to exhibits appears on page seventeen (17).

PART 1.   FINANCIAL INFORMATION

          See attched statements following this item number

                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                Condensed Consolidated Balance Sheets
                             (Unaudited)

                                           December 31, 1996     June 30, 1997

ASSETS
Current assets:
  Cash and cash equivalents                $11,450,436              $7,297,158
  Restricted cash                               60,000                     -
  Accounts receivable, net                   5,626,209               6,418,382
  Unbilled receivables                       2,111,813               2,338,318
  Contracts receivable - current               336,499               1,246,897
  Other current assets                       1,069,705                 835,992
    Total current assets                    20,654,662              18,136,747
Property and equipment, net                  2,835,941               3,515,661
Capitalized software development costs, net  5,428,445               6,464,242
Goodwill, net                                2,478,103               2,274,265
Contracts receivable - non-current             356,337               1,113,705
Other assets                                    71,727                  60,811
                                           $31,825,215             $31,565,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses     $2,830,130              $3,091,842
  Deferred revenue                           5,121,398               4,759,947
  Advance billings                           2,978,417               1,688,419
  Other                                        533,377                 373,306
    Total current liabilities               11,463,222               9,913,514
Other                                          590,987                 213,269
    Total liabilities                       12,054,309              10,126,783
Shareholders' equity:
  Series CM preferred stock ($.01 par
  value; 6,000 shares authorized, issued
  and outstanding as of December 31, 1996
  and June 30, 1997).                               60                      60
  Common stock ($.01 par value; authorized
  40,000,000 shares; issued and outstanding
  17,007,153 and 17,375,729 shares as of
  December 31, 1996 and June 30, 1997,
  respectively).                               170,072                 173,757
Additional paid-in capital                  43,701,731              44,157,058
Accumulated deficit                        (24,100,957)            (22,892,227)
    Total shareholders' equity              19,770,906              21,438,648
                                           $31,825,215             $31,565,431

See notes to condensed consolidated financial statements.

                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
          Condensed Consolidated Statements of Operations
                           (Unaudited)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1996        1997        1996        1997

Operating revenues
  Computer system equipment
  sales and support             $1,246,347  $1,561,284  $1,764,731  $2,307,384
  Application software licenses  1,769,314   1,712,912   2,394,885   7,222,652
  Software support               1,495,854   2,682,690   2,703,183   5,241,801
  Services and other               745,325   1,589,661   1,478,553   3,522,746
    Total operating revenues     5,256,840   7,546,547   8,341,352  18,294,583
Operating expenses:
  Cost of products sold          1,100,829   1,610,147   1,534,756   2,401,885
  Client services expense        1,634,188   2,978,917   2,781,437   5,743,790
  Software development costs       665,951   1,565,006   1,201,981   2,923,346
  Sales and marketing costs      1,094,984   2,278,297   2,027,816   4,023,227
  General and administrative
  expense                          647,007   1,045,556   1,166,543   2,329,572
    Total operating expenses     5,142,959   9,477,923   8,712,533  17,421,820
Operating income (loss)            113,881  (1,931,376)   (371,181)    872,763
Other income (expense):
  Interest expense and financing
  costs                           (115,443)    (16,710)   (197,510)    (35,239)
  Interest income and other         47,080     182,060      81,646     371,206
  Total other income (expense)     (68,363)    165,350    (115,864)    335,967
Net earnings (loss) before income
taxes                               45,518  (1,766,026)   (487,045)  1,208,730
Income tax expense/(benefit)           -           -           -           -
Net earnings (loss)               $ 45,518 $(1,766,026) $ (487,045) $1,208,730
Net earnings (loss) available for
common shareholders               $(39,420)$(1,766,026) $ (656,520) $1,208,730
Net earnings (loss) per common
share primary and fully diluted   $  (0.01)$     (0.10) $    (0.10) $     0.07
Weighted average number of common
and common equivalent shares
outstanding                      6,876,733  17,328,473   6,869,190  17,864,395

See notes to condensed consolidated financial statements.

               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                          1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                   $ (487,045)   $1,208,730
Adjustments to reconcile net earnings (loss) to
net cash provided (used) by operating activities:
  Depreciation and amortization                          785,159     1,511,708
Changes in assets and liabilities:
  Accounts receivable                                    525,267      (792,173)
  Unbilled receivable                                    175,790      (226,505)
  Contracts  receivable                                   36,737    (1,667,766)
  Other                                                 (307,189)      (13,393)
  Accounts payable and accrued expenses                  550,909       261,712
  Deferred revenues                                     (157,440)     (361,451)
  Advance billings                                      (252,836)   (1,289,998)
Net cash provided (used) by operating activities         869,352    (1,369,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                (719,957)   (1,798,832)
  Purchases of property and equipment                   (355,741)   (1,126,604)
  Restricted cash released from escrow                    50,000        60,000
  Purchase of net assets of Dimensional Medicine, Inc.(1,399,389)          -
    Net cash used by investing activities             (2,425,087)   (2,865,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 221,003       459,012
  Preferred stock dividends paid                        (109,782)          -
  Other                                                  157,383      (377,718)
    Net cash flows provided (used) by
    financing activities                                 268,604        81,294

Net increase (decrease) in cash and cash equivalents  (1,287,131)   (4,153,278)
Cash and cash equivalents, beginning of period         2,268,240    11,450,436
Cash and cash equivalents, end of period             $   981,109   $ 7,297,158

See notes to condensed consolidated financial statements.

                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

(A)	Unaudited Financial Statements:

The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 1997, Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1997, and Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1997, have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the operating results which may be expected for the year ending December 31, 1997.

(B)	Acquisition of Dynacor, Inc.:

On May 22, 1997, the Company completed the acquisition of Dynacor, Inc. of Apple Valley, Minnesota ("Dynacor"), a laboratory information system provider founded in 1978. Dynacor stockholders received 250,000 common shares of the Company, in exchange for all of the outstanding common shares of Dynacor.

The acquisition has been accounted for using the pooling of interests method, and as such, all prior period amounts have been restated to include the accounts and results of operations of Dynacor.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:


                         	     			Three Months Ended	      Six Months Ended
                                        June 30,                June 30,
                                  1996          1997     1996           1997
Total Operating Revenues:
  Dynamic Healthcare
  Technologies, Inc.           $4,007,551  $6,731,839  $6,317,389  $16,401,998
  Dynacor, Inc.                 1,249,289     814,708   2,023,963    1,892,585
  Combined                     $5,256,840  $7,546,547  $8,341,352  $18,294,583

Net Earnings (loss):
  Dynamic Healthcare
  Technologies, Inc.           $ (155,208) $(1,636,569) $(522,119) $ 1,395,675
  Dynacor, Inc.                   200,726     (129,458)    35,074     (186,945)
  Combined                     $   45,518  $(1,766,027) $(487,045) $ 1,208,730

The unaudited condensed combined balance sheets presented give effect to the issuance of 250,000 shares of the Registrants common stock $0.01 par value, in exchange for all of the outstanding common stock of Dynacor, Inc.

Results attributed to Dynacor occurred through May 22, 1997 (the acquisition date). There were no significant transactions between the Registrant and Dynacor prior to the combination.

Item 2.	Management's discussion and analysis of financial
condition and results of operations.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of enterprise-wide, patient-centered healthcare information systems. These systems enable hospitals, physician practice groups and integrated delivery networks to capture, store, archive and retrieve clinical, financial and administrative patient information. The Company's products enhance productivity, reduce costs and improve the quality of patient care by providing on-line access to patient information previously maintained on a variety of media, including paper, X-ray film, magnetic disk, video and audio. The Company's current product lines include clinical information systems for use in laboratory, anatomic pathology, radiology and anesthesiology applications as well as imaging and electronic health record solutions. The Company provides support for all of its systems and provides systems integration and other consulting services to over 600 customers. Key customers include the University of California at Los Angeles Medical Center, University of Illinois at Chicago Medical Center, Methodist Hospital of Memphis, Memorial Sloan-Kettering Cancer Center, Ohio State University Hospital, Columbia/HCA, Greater Dayton Area Hospital Association, Advocate Health Care, Temple University Hospital, UniHealth and Orlando Regional Health System.

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

The sales cycle for the Company's systems is typically six to eighteen months from initial contact to contract signing. The product delivery cycle is variable. When application software licenses are provided by modem, product delivery is immediate. In other instances, product delivery is over two or more years, particularly with enterprise-wide electronic healthcare record solutions involving significant and continuing customer service requirements. Accordingly, the product delivery cycle depends upon the combination of products purchased and the implementation plan defined by the customer in the master sales agreement. Each customer contract is separately negotiated.
The installation schedule for a clinical information systems, or departmental electronic healthcare record implementations, typically require six to twelve months. Under its standard master sales agreement, the Company generally receives a partial payment upon execution of the agreement, a hardware installment payment upon delivery of hardware, installation progress payments upon the completion of defined milestones and final payment upon system acceptance.

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

Also in February 1997, the Company signed an agreement under which Dynamic will sell HealthPoint ACS(TM), an advanced clinical system for the office-based physician in the ambulatory setting. Under the terms of this agreement, Dynamic will also provide implementation services, training and telephone support to its HealthPoint ACS(TM) clients.

In March 1997, the Company announced the general availability of CoPath C/S having placed the product in use at the University of California, San Francisco Medical Center and at the New York Hospital - Cornell Medical Center. Both of these academic medical centers were previously beta sites for CoPath C/S.

On May 22, 1997 , the Company completed the acquisition of
Dynacor, Inc. of Apple Valley, Minnesota ("Dynacor").   Dynacor,
a privately-held company founded in 1978, had concentrated on the design and implementation of laboratory information systems ("LIS"), for hospitals, health maintenance organizations, physician's office laboratories, and reference laboratories. This acquisition increased the Company's customer base to in excess of 600 hospitals, strengthened the Company's position in the laboratory information systems marketplace, and expanded the Company's laboratory information system (LIS) development resources.

In June 1997, the Company announced the appointment of Michael
L. Carlay to the newly created position of Senior Vice President, Sales and Marketing. Mr. Carlay has over twenty years experience in the information systems business. Prior to joining the Company Mr. Carlay held the positions of Vice President of Sales and Marketing for AMISYS Managed Care Systems (now HBOC), Vice President of Sales for IBAX Healthcare Systems (now HBOC), and was a sales executive with IBM's Health Industry Marketing group.

The following table sets forth, for the three and six month periods ended June 30, 1996 and 1997, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                               Three Months     Six Months
                                                   Ended           Ended
                                                  June 30,        June 30,
                                              1996     1997     1996    1997
Operating revenues:
  Computer system equipment sales and support 23.7 %   20.7 %   21.2 %  12.6 %
  Application software licenses               33.7 %   22.7 %   28.7 %  39.5 %
  Software support                            28.4 %   35.5 %   32.4 %  28.7 %
  Services and other                          14.2 %   21.1 %   17.7 %  19.2 %
    Total revenues                           100.0 %  100.0 %  100.0 % 100.0 %

Operating expenses:
  Cost of products sold                       20.9 %   21.3 %   18.4 %  13.1 %
  Client services expense                     31.1 %   39.5 %   33.3 %  31.4 %
  Software development costs                  12.7 %   20.7 %   14.4 %  16.0 %
  Sales and marketing costs                   20.8 %   30.2 %   24.3 %  22.0 %
  General and administrative expense          12.3 %   13.9 %   14.0 %  12.7 %
    Total operating expenses                  97.8 %  125.6 %  104.4 %  95.2 %

Operating income (loss)                        2.2 %  (25.6)%   (4.4)%   4.8 %
Other income (expense)                        (1.3)%    2.2 %   (1.4)%   1.8 %
Net earnings (loss)                            0.9 %  (23.4)%   (5.8)%   6.6 %

Results of Operations

(Three months ended June 30, 1997 compared to three months ended
June 30, 1996)

Revenues. During the quarter ended June 30, 1997 the Company reported revenues of $7,547,000, an increase of $2,290,000 over revenues for the same period 1996. This increase represents an increase of 44%, and is principally attributable to the acquisition of Collaborative Medical Systems, Inc. ("CoMed"), made on December 17, 1996, adding an anatomic pathology information system product line to the Company's existing product lines. Pathology revenues reported during the second quarter of 1997 were $2,623,000. Laboratory information system application software licenses revenue for the quarter ended June 30, 1997, declined by $555,000 compared to the same period 1996, which offset aggregate gains in DynamicVision, radiology, and other product lines. LabPro 2000 installations during the second quarter of 1997 consisted of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal associated application software license revenue.

Computer system equipment sales and support revenues during the quarter ended June 30, 1997 increased $315,000 to $1,561,000 compared to $1,246,000 for the second quarter of 1996. Management does expect a higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines as a result of emphasizing offering a sole source solution to customers. Hardware revenues can cause significant fluctuations in top line performance, but traditionally, have had nominal impact on earnings due to the relatively low margins compared to the other sources of revenue of the Company.

Application software license revenue during the second quarter of 1997, decreased by $56,000 or to 22.7% of total revenues compared to 33.7% during the same period 1996. Favorably, the Company recognized pathology application software license revenue of $784,000 during the second quarter of 1997, while during the second quarter of 1996, there were no such pathology revenues. The pathology product line was acquired with CoMed in December of 1996. Pathology revenues during the second quarter 1997 substantially offset declines in LIS, RIS, DynamicVision and other software license revenues of $555,000, $181,000,

$84,000, and $21,000, respectively. These decreases during the second quarter of 1997, resulted from a temporary decrease in deliverable system backlog, principally due to the reorganization of the Company's sales force performed in the first quarter of 1997. The Company reorganized the sales force in response to expanded product offerings resulting from the acquisitions of CoMed and Dimensional Medicine, Inc. ("DMI"), in 1996, and from the general release of the newly developed CoPath C/S in March 1997. Sales cycles for the Company's product lines typically range from six to eighteen months, and the second quarter of 1997 elapsed in the initial phase of these reorganized sales cycles.

Software support revenues increased $1,187,000 to $2,683,000 for the second quarter of 1997, compared to $1,496,000 for the same period one year ago, an increase to 35.5% of total revenues from 28.4%. The acquisition of CoMed resulted in second quarter 1997 software support revenues from pathology of $992,000. Additionally, successful installations continued to result in increased accretions in software support revenues. As of June 30, 1997, recurring annualized billable support base has increased to $12.3 million, and an additional $1 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues increased by $845,000 to $1,590,000 from $745,000. This increase principally results from the training and implementation services in connection with system installations to the Department of Defense hospitals.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the second quarter of 1997 increased by .4% to 21.3% from 20.9% for the same period 1996. Although, hardware revenues during the second quarter of 1997 decreased to 20.7% of total revenues, a decrease of 3% from 23.7% for the same period in 1996, approximately $298,000 of costs attributable to third party software licensing were included in the cost of products sold during the second quarter of 1997. This results from the purchase of the mumps operating system in connection with both newly acquired pathology and radiology product lines, and royalties to IBM in connection with imaging sales.

Client Services Expense. Client services expense for the second quarter 1997 increased $1,345,000 to $2,979,000 from $1,634,000 for the second quarter 1996. In addition, as a percentage of total revenues during the respective quarters, client services expense increased to 39.5% from 31.1%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line, and the general release of CoPath C/S. In addition, the Company has been actively improving customer reference sites in order to more actively support the sales effort.

Software Development Costs. Software development costs for the second quarter 1997 increased $899,000 to $1,565,000 from $666,000, or by 8% of total operating revenues to 20.7% from 12.7% incurred during the second quarter 1996. This department was reorganized during the fourth quarter of 1996 to coordinate
the talent of the DMI and CoMed acquisitions.   Although the
Company capitalized $954,000 of software development costs during the second quarter 1997 compared to $319,000 for the same period of 1996, the Company, as outlined in the secondary offering, continues to significantly invest in development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for the second quarter 1997 increased by $1,183,000 to $2,278,000 from $1,095,000, or by 9.4% of total revenues for the quarter to 30.2% from 20.8% for the same period of 1996. During late 1996 and the first half of 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's new DynamicVision product line, and the general release of CoPath C/S.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1997 increased by $399,000, to $1,046,000 from $647,000 incurred during the second quarter 1996, an increase of 1.6% of total revenues for the quarter from 12.3% from 13.9%. The increased expenses include approximately $85,000 of non-recurring costs incurred in connection with the acquisition of Dynacor in May 1997. In addition, during the second quarter of 1997, the Company reached a settlement in connection with an action filed by a former Vice President, resulting in $33,000 of severance pay to the former employee and approximately an additional $30,000 in non-recurring general and administrative expenses. The remaining increase in general and administrative expenses result principally from ongoing management and administrative expenses resulting from the acquisitions of DMI, CoMed and Dynacor.

Other Income (Expense).   Net other income for the second
quarter 1997 increased by $233,000 to $165,000, as compared to net other expense of approximately $68,000 for the same period 1996. Interest income increased by $139,000, and interest expense decreased by $99,000 during the second quarter of 1997 principally due to the availability of proceeds resulting from the Company's successful secondary offering completed in the fourth quarter of 1996.

(Six months ended June 30, 1997 compared to six months ended
June 30, 1996)

Revenues. The Company's total consolidated revenues were $18,295,000 for the first six months of 1997, compared to $8,341,000 for the corresponding period of 1996, representing an increase of $9,954,000 or 119.3%. During the six months ended June 30, 1997 the Company reported pathology revenues of $9,592,000 attributable to the 1996 acquisition of CoMed in late 1996, and RIS revenues resulting from the Maxifile product line acquired with DMI in May 1996, increased to $2,029,000 from $1,380,000 or by $649,000. Laboratory information system application software licenses revenue for the six months ended June 30, 1997, declined by $704,000 compared to the same period 1996, which offset aggregate gains in DynamicVision, radiology, and other product lines. LabPro 2000 installations during the first half of 1997 consisted of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal associated application software license revenue.

Computer system equipment sales and support revenues during the six months ended June 30, 1997 increased $542,000 to $2,307,000 compared to $1,765,000 for the second quarter of 1996, but declined as a percentage of total revenues to 12.6% from 21.2% .
 Management does expect a higher continuing involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines, as a result of emphasizing offering a sole source solution to customers. However, the increase in application software license revenues, during the first six months of 1997, overshadowed the increase in hardware revenues. Hardware revenues can cause significant fluctuations in top line performance, but they traditionally have had nominal impact on earnings due to the relatively low margins compared to the other sources of revenue of the Company.

Application software license revenue during the first six months of 1997, increased by $4,828,000 or to 39.5% of total revenues compared to 28.7% during the same period 1996. The Company recognized pathology application software license revenue of $5,620,000 during the first six months of 1997, while during the first six months of 1996, there were no such pathology revenues.
 The pathology product line was acquired with CoMed in December
of 1996.   Pathology revenues during the first six months of
1997 substantially offset declines in LIS, RIS, DynamicVision and other software license revenues of $704,000, $19,000, $48,000, and $21,000, respectively, as compared to the first six months of 1996. These decreases during the first six months of 1997, resulted from a temporary decrease in deliverable system backlog, principally due to the reorganization of the Company's sales force performed in the first quarter of 1997. The Company reorganized the sales force in response to expanded product offerings resulting from the acquisitions of CoMed and DMI in 1996, and from the general release of the newly developed CoPath C/S in March 1997. Sales cycles for the Company's product lines typically range from six to eighteen months, and the first six months of 1997 elapsed in the initial phase of these reorganized sales cycles.

Software support revenues increased $2,539,000 to $5,242,000 for the first six months of 1997, compared to $2,703,000 for the same period one year ago, an increase of 93.9%. The acquisition of CoMed resulted in first half 1997 software support revenues from pathology of $1,933,000. Additionally, successful installations continued to result in accretions in software support revenues. As of June 30, 1997, recurring annualized billable support base has increased to $12.3 million, and an additional $1 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues increased by $2,044,000 to $3,523,000 from $1,479,000. This increase principally results from the training and implementation services in connection with system installations to the DOD hospitals.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the first half of 1997 decreased by 5.3% to 13.1% from 18.4% for the same period 1996. Although, hardware revenues during the six months of 1997 decreased 8.6% to 12.6% from 21.2%, approximately $428,000 of costs attributable to third party software licensing, or 2.3% were included in the cost of products sold. This results from the purchase of the mumps operating system in connection with both the newly acquired pathology and radiology product lines, and royalties to IBM in connection with imaging sales.

Client Services Expense. Client services expense for the first six months of 1997 increased $2,963,000 to $5,744,000 from $2,781,000 for the first six months of 1996. However, as a percentage of total revenues during the respective six month periods, client services expense decreased to 31.4% from 33.3%. The Company's previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line, and the general release of CoPath C/S was more than offset by the increase in total revenues.

Software Development Costs. Software development costs for the first six months of 1997 increased $1,721,000 to $2,923,000 from $1,202,000, or by 1.6% of total operating revenues to 16.0% from 14.4% incurred during the second quarter 1996. This department was reorganized during the fourth quarter of 1996 to coordinate
the talent of the DMI and CoMed acquisitions.   Although the
Company capitalized $1,799,000 of software development costs during the first six months of 1997 compared to $604,000 for the same period of 1996, the Company, as outlined in the secondary offering, continues to significantly invest in development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for the first half of 1997 increased by $1,995,000 to $4,023,000 from
$2,028,000, but declined by 2.3% of total revenues for the first six months to 22.0% from 24.3% for the same period of 1996. During late 1996 and the first half of 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's new DynamicVision product line, and the general release of CoPath C/S. These increases in sales and marketing costs have been more than offset by the Company's growth in total revenues.

General and Administrative Expenses. General and administrative expenses for the first six months of 1997 increased by $1,163,000, to $2,330,000 from $1,167,000 incurred during the first six months of 1996, but decreased as a percentage of total revenues by 1.3% to 12.7% from 14.0% for the first six months of 1996. The Company has experienced some cost reductions in finance and administration associated with consolidating recent acquisitions.

Other Income (Expense).   Net other income for the first six
months of 1997 increased by $452,000 to income of $336,000, as compared to net other expense of approximately $116,000 for the
same period 1996.   Interest income increased by $293,000, and
interest expense decreased by $162,000 during the second quarter of 1997 principally due to the availability of proceeds resulting from the Company's successful secondary offering completed in the fourth quarter of 1996.


Liquidity and Capital Resources

As of June 30, 1997 the Company had cash equivalents of $7,297,000, working capital of $8,223,000, and a working capital ratio of 1.83 to 1.

Accounts receivable as of June 30, 1997 increased by $792,000 from the balance on December 31, 1996, principally as a result of seasonal billing fluctuations associated with a concentration of renewal software support contracts for radiology information systems with a July 1 start date, which were billed in June.

Contracts receivable as of June 30, 1997 increased $1,668,000 to $2,361,000 as compared to the balance of $693,000 on December 31, 1996. The Company entered into a licensing agreement with Sunquest resulting in initial licensing fees receivable in three installments of $1,000,000 each. The first installment was collected upon signing on February 7, 1997. The remaining two installments are due no later than February 7, 1998 and February 7, 1999, and as of June 30, 1997 had a carrying value of $1,835,000. The remaining change is attributable to scheduled collections on monthly installment receivables from radiology information system customers.

Other current assets as of June 30, 1997 declined $234,000 to $836,000 from the 1996 year end balance of $1,070,000, as a result of realization of other asset balances acquired through CoMed. The cash surrender value of terminated life insurance of approximately $110,000 collected by the Company, and vendor advances returned to the Company of approximately $145,000 significantly accounted for this change.

During the first six months of 1997 the Company capitalized $1,799,000 of software development costs and purchased $1,127,000 of additional property and equipment exclusive of the acquisition of Dynacor in May 1997. Development efforts resulted in the general availability of CoPath Client Server during the first quarter of 1997. The Company also continued to develop enhancements to DynamicVision, PACsPlus+ and began developing a client server version of Maxifile for radiology. Property purchases were made primarily to accommodate the growth
of the Company.   First, the Company uniformly equipped the
offices of the recently acquired CoMed operation in Waltham, Massachusetts and Dynacor in Minneapolis, Minnesota. Additionally, the Company acquired computer equipment for the sales force to automate pipeline management, and a new telephone system. The Company plans to continue an aggressive internal and external growth strategy.

Accounts payable and accrued expenses increased $262,000 to $3,092,000 as of June 30, 1997 from $2,830,000 as of December
31, 1996. This fluctuation results primarily from the thorough review of all vendor payments during transition of the Dynacor accounting systems to Maitland. This resulted in initially extending the payment cycle.

Deferred revenue as of June 30, 1997 decreased by $361,000 to $4,760,000 from $5,121,000. Although July 1 is a significant support contract renewal date for RIS customers, January 1 is a much larger Company-wide software support contract renewal date. Billings for these renewals occurs prior to the renewal date, and results in periodic fluctuations in deferred revenues.

Advanced billings as of June 30, 1997 declined by $1,290,000 to $1,688,000 from the 1996 year end balance of $2,978,000.
Deliveries to the DOD hospitals during the first six months of 1997 were significantly billed and paid in advance prior to December 31, 1996.

Other current and non-current liabilities as of June 30, 1997 decreased by an aggregate of $537,000 from the December 31, 1996 balance of $1,124,000 to $587,000, principally as a result of retiring Dynacor pre-existing debt after acquisition in May 1997.

During the first six months of 1997 the Company received
$459,000 in proceeds from the exercise of employee options and warrants.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the general release of DynamicVision in November 1996, the 1996 acquisitions of CoMed and DMI, the general release of CoPath Client Server product during the first quarter of 1997, and the most recent acquisition of Dynacor.


Inflation and Changing Prices

The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.

PART II.          OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter 1997, the Company reached a settlement in connection with an action filed by a former Vice President, resulting in $33,000 of severance pay to the former employee and approximately an additional $30,000 in non-recurring general and administrative expenses.

There were no other material developments in existing or pending legal proceedings involving the Company.

Item 2.	Changes in Securities

        None

Item 3.	Defaults Upon Senior Securities

        None

Item 4.	Submission of Matters to a Vote of Securities Holders

        The Company's Annual Meeting of Shareholders was held on June 3, 1997, in Maitland, Florida. Seven directors were elected to the Company's Board. A listing of those directors follows:

        Name and Principal Occupation                Number of Votes Received

        Jerry L. Carson
       	Executive Vice President, CFO
        Evans Enterprises                                     13,804,018

        Mitchel J. Laskey
        President and CEO
       	Dynamic Healthcare Technologies, Inc.                 13,803,622

        Thomas J. Martinson
        President
        Martinson & Company, Ltd.                             13,804,447

        Bret Maxwell
        Vice Chairman
        First Analysis Corporation                            13,804,518

        David M. Pomerance
        President
        MMRI, Inc.                                            13,803,747

        Daniel Raynor
        Managing Partner
        The Argentum Group                                    13,804,518

        Richard W. Truelick
        President
        Truelick Associates                                   13,804,018

A proposal to engage KPMG Peat Marwick, LLP as the Company's independent public accountants for the fiscal year ending
December 31, 1997 passed by a vote of 13,808,518 to 25,800 with 12,902 votes abstaining.

A proposal to authorize a change in the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 40,000,000 shares passed by a vote of 13,477,737 to 343,809 with 25,674 votes abstaining.

A proposal to adopt an amendment to the 1993 Incentive Stock
Option Plan ("ISO Plan") to increase the issuable shares pursuant to the ISO Plan from 600,000 shares to a total of 1,500,000 shares passed by a vote of 7,745,160 to 1,543,005 with 69,901 votes abstaining.

A proposal to adopt amendment to the Directors and Management employees ("D & M Plan") to increase the issuable shares under the D & M Plan from 250,000 shares to a total of 650,000 shares passed by a vote of 7,932,628 to 1,589,192 with 63,086 votes abstaining.

A proposal to adopt an amendment to the Employee Stock Purchase Plan ("ESP Plan") to increase the issuable shares under the ESP Plan from 200,000 shares to a total of 600,000 shares passed by a vote of 8,245,094 to 1,275,046 with 64,766 votes abstaining.

Item 5.	Other Information

        None

Item 6.	Exhibits and Reports on Form 8-K

       (a)	Exhibits:

           Exhibit 3:   Amendment to Articles of Incorporation
           Exhibit 11:  Statement Regarding Computation of Per Share Earnings.

       (b)	Reports on Form 8-K:

           The Registrant filed a Form 8-K dated May 22, 1997 with the Commission reporting the acquisition of Dynacor, Inc.

           The Registrant filed a Form 8-K dated July 16, 1997 with the Commission reporting the financial statements of the business acquired pursuant to Items 7(a) and (b) of the Registrant's Form 8-K dated May 22, 1997. Dynacor, Inc.'s Balance Sheets as of June 30, 1996 and March 31, 1997, and Statements of Operations, Shareholders' Equity and Cash Flows for the years ended June 30, 1996 and the nine months ended March 31, 1996 and 1997, were reported therein.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                  (Registrant)



Date:  August 1, 1997             /S/MITCHEL J. LASKEY
                                  Mitchel J. Laskey
                                  President, CEO


Date:  August 1, 1997             /S/PAUL S. GLOVER
                                  Paul S. Glover
                                  Vice President of Finance, CFO

                               FORM 10-Q
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           Index to Exhibits

Description of Exhibit                                            Page Number

Exhibit 3:  Amendment to Articles of Incorporation                     18

Exhibit 11: Statement regarding computation of per share earnings      20

                                 [BORDER]

                             State of Florida

                                 [PICTURE]

                            Department of State


I certify the attached is a true and correct copy of the Articles of Amendment, filed on June 25, 1997 to Articles of Incorporation for DYNAMIC HEALTHCARE TECHNOLOGIES, INC., a Florida corporation, as shown by the records of this office.

I further certify the document was electronically received under FAX audit number H97000010374. This certificate is issued in accordance with section 15.16, Florida Statutes, and authenticated by the code noted below.

The document number of this corporation is P96000041145.

				Given under my hand and the
				Great Seal of the State of Florida,
				at Tallahassee, the Capital, this the
				Twenty-sixth day of June, 1997

Authentication code:  497A00033811-062697-P96000041145-1/1


[SEAL]                                  /S/ SANDRA B. MORTHAM
CR2E022 (1-95)                          Sandra B. Mortham
                                        Secretary of State

H97000010374


                ARTICLES OF AMENDMENT TO THE ARTICLES
                        OF INCORPORATION OF
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                      a Florida Corporation

Pursuant to Sections 607.1003 and 607.1006, Florida Business
Corporation Act, the undersigned, a Florida corporation, adopts the following Articles of Amendment to its Articles of
Incorporation:

 1. The name of the corporation is Dynamic Healthcare
    Technologies, Inc. (the "Corporation").

 2. The following is the amendment to the Articles of Incorporation which has been adopted. Article VI of the

Articles of Incorporation of Corporation is amended in its entirety to read as follows:

                      ARTICLE VI

The Corporation is authorized to issue Forty Million
(40,000,000) shares of Common Stock at $.01 par value per share.
The Corporation is authorized to issue Ten Million (10,000,000) shares of Preferred Stock, at $.01 par value per share, in such series and variations in the relative rights and preferences, including voting rights, if any, between such series as the Board of Directors shall determine. All or a designated voting group of shareholders are entitled to cumulate their votes for directors.

  2. The above amendment was adopted and approved by a sufficient number of votes of the shareholders and by all directors of the Corporation on June 3, 1997.

     IN WITNESS WHEREOF, the undersigned, as Secretary of the Corporation, has executed these Articles of Amendment as of June 3, 1997.


                                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                By: /S/ PAUL S. GLOVER
                                Paul S. Glover, Secretary

Prepared by:
Karen Z. Rosen, Esq.
Florida Bar No. 357197
2601 So. Bayshore Drive, 19th FL
Miami, Florida  33133
(305)854-5900


H97000010374

                              FORM 10-Q
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             Exhibit 11

Computation of Weighted Average Number of Shares Outstanding and
Per Share Earnings

                                 Three Months Ended        Six Months Ended
                                 June 30, (Unaudited)      June 30,(Unaudited)
                                   1996       1997        1996          1997

Net earnings (loss)             $ 45,518  $(1,766,026)  $(487,045) 	$1,208,730
Dividends on preferred stock     (84,938)        -       (169,875)         -
Earnings (loss) available for
common shareholders             $(39,420) $(1,766,026)  $(656,920)  $1,208,730

Weighted average number of
common shares outstanding and
earnings per share:

Primary:

Weighted average number of
common shares  outstanding      6,876,733	 17,328,473 	 6,869,190   17,286,218

Dilutive effect of options
and warrants using treasury
stock method                          -           -          -         578,177

Weighted average number of
common and common equivalent
shares outstanding              6,876,733  17,328,473   6,869,190   17,864,395

Earnings (loss) per share -
primary                        $    (0.01) $    (0.10)  $   (0.10) 	$     0.07

Fully diluted:

Weighted average number of
common shares outstanding        6,876,733  17,328,473  6,869,190   17,286,218

Dilutive effect of options and
warrants using treasury stock
method                                  -        -            -        578,177

Dilutive effect of contingently
issuable shares                         -        -            -        418,750

Weighted average number of common
and common equivalent shares
outstanding assuming full
dilution                         6,876,733  17,328,473  6,869,190   18,283,145

Earnings (loss) per share
fully diluted                   $    (0.01) $    (0.10) $   (0.10)  $     0.07