Form 10-Q
period 1997-09-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1997-10-27
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended          September 30, 1997

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

As of October 20, 1997, there were 17,965,083 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of nineteen (19) pages.

The index to exhibits appears on page eighteen (18).







                                      Page 1





                   PART 1.          FINANCIAL INFORMATION


Item 1.		Financial Statements
         See attached statements following this item number.






                                      Page2




                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)



                                       December 31, 1996    September 30, 1997
ASSETS
Current assets:
  Cash and cash equivalents                  $11,450,436           $ 4,974,320
  Restricted cash                                 60,000                 --
  Accounts receivable, net                     5,626,209             7,183,188
  Unbilled receivables                         2,111,813             2,774,733
  Contracts receivable - current                 336,499             1,625,157
  Other current assets                         1,069,705               742,991
     Total current assets                     20,654,662            17,300,389
Property and equipment, net                    2,835,941             3,593,037
Capitalized software development costs, net    5,428,445             7,137,154
Goodwill, net                                  2,478,103             2,172,345
Contracts receivable - non-current               356,337             4,529,928
Other assets                                      71,727                60,915
                                             $31,825,215           $34,793,768

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses       $2,830,130            $3,565,953
  Deferred revenue                             5,153,264             6,701,990
  Advance billings                             2,978,417             1,692,053
  Other                                          501,511               306,571
      Total current liabilities               11,463,222            12,266,567
Other                                            590,987               177,929
      Total liabilities                       12,054,309            12,444,496
Shareholders' equity:
  Series CM preferred stock ($.01 par value;
   issued and outstanding 6,000 shares as of
   December 31, 1996).                                60                 --
  Common stock ($.01 par value; authorized
   40,000,000 shares; issued and outstanding
   17,007,153 and 17,964,333 shares as of
   December 31, 1996 and September 30, 1997,
   respectively).                                170,072               179,643
Additional paid-in capital                    43,701,731            44,175,603
Accumulated deficit                          (24,100,957)          (22,005,974)
     Total shareholders' equity               19,770,906            22,349,272
                                             $31,825,215           $34,793,768

See notes to condensed consolidated financial statements.

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                Three Months Ended	       Nine Months Ended
                                    September 30,            September 30,
                                  1996       1997         1996         1997
Operating revenues
  Computer system equipment
   sales and support            $  968,097  $1,959,491  $2,732,828  $4,266,875
  Application software licenses  1,417,311   3,595,986   3,812,196  10,818,638
  Software support               1,614,441   2,776,688   4,317,624   8,018,489
  Services and other               785,298   2,221,989   2,263,851   5,744,735
     Total operating revenues    4,785,147  10,554,154  13,126,499  28,848,737
Operating expenses:
  Cost of products sold            811,399   1,933,687   2,346,155   4,335,572
  Client services expense        1,817,219   2,904,124   4,598,656   8,647,914
  Software development costs       820,872   1,549,313   2,022,853   4,472,659
  Sales and marketing costs      1,144,847   2,353,645   3,172,663   6,376,872
  General and administrative exp.  639,647   1,130,245   1,806,190   3,459,817
      Total operating expenses   5,233,984   9,871,014  13,946,517  27,292,834
Operating income (loss)           (448,837)    683,140    (820,018)  1,555,903
Other income (expense):
      Interest expense and
       financing costs            (113,318)     (7,449)   (310,828)    (42,688)
      Interest income and other     (3,176)    210,562      78,470     581,768
      Total other income (expense)(116,494)    203,113    (232,358)    539,080
Net earnings (loss) before income
 taxes                            (565,331)    886,253  (1,052,376)  2,094,983
Income tax expense/(benefit)          --          --         --          --
Net earnings (loss)              $(565,331)  $ 886,253 $(1,052,376) $2,094,983
Net earnings (loss) available
 for common shareholders         $(646,494)  $ 886,253 $(1,303,414) $2,094,983
Net earnings (loss) per common
 share primary and fully diluted $   (0.09)  $    0.05 $     (0.19) $     0.11

Weighted average number of common
 and common equivalent shares
 outstanding                     7,138,153  18,418,949   6,959,498  18,353,506

See notes to condensed consolidated financial statements.

                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,

                                                        1996           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                $ (1,052,376) 	$  2,094,983
Adjustments to reconcile net earnings (loss)
 to net cash provided (used) by operating activities:
  Depreciation and amortization                       1,289,850      2,270,540
Changes in assets and liabilities:
  Accounts receivable                                   960,290     (1,556,979)
  Unbilled receivable                                  (574,623)      (662,920)
  Contracts  receivable                                  92,797     (5,462,249)
  Other                                                (340,383)        (3,256)
  Accounts payable and accrued expenses                 292,812        735,823
  Deferred revenues                                     119,869      1,548,726
  Advance billings                                     (232,547)    (1,286,364)
Net cash provided (used) by operating activities        555,689     (2,321,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs             (1,164,294)    (2,811,838)
  Purchases of property and equipment                  (702,035)    (1,472,907)
  Restricted cash released from escrow                   50,000         60,000
  Purchase of net assets of Dimensional Medicine, Inc.(1,399,389)          --
     Net cash used by investing activities           (3,215,718)    (4,224,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                283,627        483,383
  Proceeds from subordinated notes - related parties  1,000,000          --
  Preferred stock dividends paid                       (109,782)         --
  Deferred stock issuance costs                        (206,467)         --
  Other                                                 268,463       (413,058)
    Net cash flows provided (used) by financing
     activities                                       1,235,841         70,325

Net increase (decrease) in cash and cash equivalents (1,424,188)    (6,476,116)
Cash and cash equivalents, beginning of period        2,268,240     11,450,436
Cash and cash equivalents, end of period           $    844,052   $  4,974,320

See notes to condensed consolidated financial statements.

                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

(A)	Unaudited Financial Statements:
The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 1997 Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

(C)	Contracts Receivable:
Contracts receivable represent receivables from customers under long-term financing arrangements.

During the quarter ended March 31, 1997, the Company entered into a value-added re-marketing agreement with Sunquest Information Systems, Inc. ("Sunquest") for the non-exclusive sale of CoPath Client/Server product licenses. The initial license fee of $3,000,000 is receivable in three (3) annual installments of $1,000,000 on February 7, 1997, 1998 and 1999. As of September 30, 1997 contract receivables includes $1,871,657 under this contract representing the present value of the two remaining installments with an imputed interest rate of 8.25%.

On July 5, 1997, the Company entered into a multi-site radiology information system sale payable in varying monthly installments extending through March, 2002. Total minimum installments due under this contract aggregate $5,754,000. Deferred revenue equal to the present value of the minimum payments and estimated residual value discounted at an imputed rate of 8.5%, of $3,617,717 was initially recorded. During the third quarter of 1997, $2,979,000 of revenue was recognized upon implementation of the system and $74,860 of interest income was recognized on the related contract receivable. As of September 30, 1997 the carrying value of this contract receivable was $3,512,000, and there was $638,717 of related deferred revenue.

Also included in contracts receivable are other amounts due from customers in monthly installments of principal and interest, which provided for initial five year terms. The future minimum principal payments to be received under contract receivables as of September 30, 1997 are summarized as follows:

              For the Years Ending September 30,
              1998                   $1,625,157
              1999                    1,624,335
              2000                      656,838
              2001                      706,849
              2002                      667,312
              Thereafter                874,594
                                     $6,155,085

(D)	Stockholders' Equity:

On August 29, 1997 all of the Company's then outstanding Series CM preferred stock was converted to an aggregate of 564,996 shares of the Company's common stock $.01 par value. This conversion was based on the formula established upon the issuance of the Company's Series CM preferred stock in connection with the acquisition of Collaborative Medical Systems, Inc. ("CMSI"), in December 1996. In accordance with generally accepted accounting principles, there was no required adjustment to the original purchase price associated with the acquisition of CMSI attributable to the conversion of the Series CM preferred stock.

(E)	Recently Issued Accounting Standard:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which is required to be adopted by the Company for the year ending December 31, 1997. The provisions of SFAS No. 128 will be adopted in the Company's financial statements in its 1997 Annual Report. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new provisions for calculating earnings per share, the dilutive effect of stock options will be excluded in the determination of "basic earnings per share" and only included in "diluted earnings per share." The impact of SFAS No. 128 on the calculation of actual and pro forma earnings per share for the three and nine months periods ended September 30, 1997 and 1996 is not expected to be material.
Item 2.	Management's discussion and analysis
of financial condition and results of operations.

Item 2. Management's discussion and analysis of financial condition and results of operations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

IN THE SECOND QUARTER OF 1997, DYNAMIC HEALTHCARE TECHNOLOGIES,
INC. (THE "COMPANY"), COMPLETED THE ACQUISITION OF DYNACOR, INC.
("DYNACOR"), IN A POOLING TRANSACTION.  ALL PRIOR PERIOD
INFORMATION HAS BEEN RESTATED TO INCLUDE THE ACCOUNTS AND
RESULTS OF OPERATIONS OF DYNACOR.

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

Also in February 1997, the Company signed an agreement under which Dynamic will sell HealthPoint ACS, an advanced clinical system for the office-based physician in the ambulatory setting.
 Under the terms of this agreement, Dynamic will also provide implementation services, training and telephone support to its HealthPoint ACS clients.

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

On July 29, 1997 the Company announced General Services Administration (GSA) approval for the direct sale of the Company's CoPath anatomic pathology systems and services to government agencies. In 1995, CoPath was the first Commercial-Off-The-Shelf (COTS) system to be integrated into the Department of Defense's Composite Health Care System (CHCS) network. CoPath has been implemented at more than 50 military treatment facilities around the world and is listed in the GSA Advantage, an on-line electronic ordering system provided exclusively for Federal Government Agencies. The Company continues to pursue similar listings for all of its products.

During August 1997, the Company introduced Maxifile Client/Server, a new open architecture radiology information system at the American Healthcare Radiology Administrators 25th Annual National Meeting in Minneapolis, Minnesota. Maxifile Client/Server is a comprehensive radiology system that computerizes the clinical, clerical, and administrative
functions in the radiology department.   The Company is in the
process of implementing Maxifile Client/Sever at its initial site.

On September 17, 1997 the Company announced the signing of a joint marketing agreement with Daou Systems, Inc. of San Diego, CA (NASDAQ: DAOU). The focus of this agreement is to promote customer awareness of the potential benefits of using the Company's enterprise-wide image enabled electronic health record solution, DynamicVision, coupled with DAOU's expertise and services in designing, implementing, supporting and managing advanced computer network systems. The agreement provides for the payment of fees to each entity when qualified leads result in contracted business.

On September 29, 1997 the Company announced purchase of IBM's Medical Records Plus/400 document imaging software. Recognized as the industry-leading technology solution for the IBM AS/400 platform in healthcare environments, the software will now be identified as "Dynamic Medical Record Plus." Although the Company's DynamicVision product is designed as platform independent, acquiring Dynamic Medical Records Plus provides the Company with the opportunity to extend development efforts for increased responsiveness to customer and market needs, and eliminate the payment of related royalities.

The following table sets forth, for the three and nine month periods ended September 30, 1996 and 1997, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                                  1996       1997            1996        1997
Operating revenues:
  Computer system equipment sales
   and support                   20.2 %      18.5 %          20.8 %     14.8 %
  Application software licenses  29.6 %      34.1 %          29.1 %     37.5 %
  Software support               33.8 %      26.3 %          32.9 %     27.8 %
  Services and other             16.4 %      21.1 %          17.2 %     19.9 %
     Total revenues             100.0 %     100.0 %         100.0 %    100.0 %

Operating expenses:
  Cost of products sold          17.0 %      18.3 %          17.9 %     15.0 %
  Client services expense        38.0 %      27.5 %          35.0 %     30.0 %
  Software development costs     17.1 %      14.7 %          15.4 %     15.5 %
  Sales and marketing costs      23.9 %      22.3 %          24.2 %     22.1 %
  General and administrative
   expense                       13.4 %      10.7 %          13.7 %     12.0 %
     Total operating expenses   109.4 %      93.5 %         106.2 %     94.6 %

Operating income (loss)          -9.4 %       6.5 %          -6.2 %      5.4 %
Other income (expense)           -2.4 %       1.9 %          -1.8 %      1.9 %
Net earnings (loss)             -11.8 %       8.4 %          -8.0 %      7.3 %

Results of Operations

(Three months ended September 30, 1997 compared to three months ended September 30, 1996)

Revenues. During the quarter ended September 30, 1997 the Company reported revenues of $10,554,000 an increase of $5,769,000 over revenues of $4,785,000 for the same period 1996.
 This increase represents an increase of 121%, and is attributable to an aggressive growth plan being executed by the Company. The Company continues to introduce new products through internal software development efforts, and through strategic acquisitions.

During the third quarter 1997 the Company experienced significant increases in revenues from pathology, radiology and imaging of $3,091,000, $2,047,000 and $914,000, respectively, as compared with the third quarter one year ago. Through the acquisition of Collaborative Medical Systems, Inc. ("CoMed"), made on December 17, 1996, the Company added an anatomic pathology information system product line to the Company's
existing product lines ("CoPath").   During the first quarter of
1997 the Company completed a new client server version of CoPath. This acquisition and internal development effort resulted in pathology revenues reported during the third quarter 1997 of $3,091,000. There were no such revenues during the third quarter 1996. Radiology information system revenues for the third quarter 1997 increased to $4,065,000 as compared to $2,018,000 during the third quarter 1996. This increase of more than 100% is attributable to the timing of delivery on a significant five site radiology sale, which occurred early in the third quarter of 1997. Imaging revenues increased to $1,498,000 from $584,000, an increase of more than 250%. DynamicVision was released for general availability in the fourth quarter of 1996, and the Company is beginning to complete the initial sale cycles on the product line.

Laboratory information system application software licenses revenue for the quarter ended September 30, 1997 declined by $310,000 compared to the same period 1996. LabPro 2000 installations during the second quarter of 1997 consisted of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal associated application software license revenue.

Computer system equipment sales and support revenues during the quarter ended September 30, 1997 increased $991,000 to $1,959,000 compared to $968,000 for the third quarter of 1996. Management does expect a higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, CoPath and Maxifile product lines as a result of the Company's emphasis on offering a sole source solution to customers. Hardware revenues can cause significant fluctuations in top line performance, but traditionally have had nominal impact on earnings due to relatively low margins compared with other sources of Company revenue.

Application software license revenue during the third quarter of 1997 increased by $2,179,000 or to 34.1% of total revenues compared to 29.6% during the same period 1996. The Company experienced increases in pathology, radiology and imaging application software license revenues of $982,000, $647,000 and $652,000, respectively, more than offsetting the slight decline in similar laboratory information system revenues. The pathology product line acquired in December of 1996, and the newly developed CoPath C/S product released for general availability in March 1997, resulted in $982,000 of pathology application software license revenues during the third quarter
1997.   The increase to $1,682,000 from $1,035,000 in radiology
software application license revenues resulted from delivery on the previously discussed five site radiology sale reported during the third quarter 1997. The increase to $652,000 in imaging software application license revenues results from the closure on initial sales cycles for the DynamicVision product. The Company announced in October 1997 that three sites were now using DynamicVision in a live production environment.

Software support revenues increased $1,163,000 to $2,777,000 for the third quarter of 1997, compared to $1,614,000 for the same period one year ago. The acquisition of CoMed resulted in third quarter 1997 software support revenues from pathology of $1,149,000. Additionally, successful installations continued to result in increased accretions in software support revenues in radiology and imaging, which more than offset the decline in such revenues from laboratory information systems as a result of phasing out support for the Prime platform. As of September 30, 1997, the Company's recurring annualized billable support base has increased to $12.3 million, and an additional $1.2 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues increased by $1,437,000 to $2,222,000 during the third quarter 1997, up from $785,000 for the same quarter a year ago. This increase is attributable to approximately $825,000 from pathology training and implementation services, and a $651,000 increase in radiology training and implementation services performed during the third quarter 1997, $469,000 of which resulted from the five site sale previously discussed.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the third quarter of 1997 increased by 1.3% to 18.3% from 17.0% for the same period 1996. Although hardware revenues during the third quarter of 1997 decreased to 18.5% of total revenues, a decrease of 1.7% from 20.2% for the same period in 1996, approximately $420,000 of costs attributable to third party software licensing were included in the cost of products sold during the third quarter of 1997. This results principally from the purchase of the mumps operating system in connection with both newly acquired pathology and radiology product lines, and royalties to IBM in connection with imaging sales. The Company's new client server pathology and radiology products do not require the Mumps operating system. In addition, the purchase of IBM's Medical Records Plus/400 document imaging software announced in September 1997 will eliminate royalties to IBM on sales of this product in connection with DynamicVision sales to AS/400 customers. Such royalties incurred during the third quarter 1997 were $131,000.

Client Services Expense. Client services expense for the third quarter 1997 increased $1,087,000 to $2,904,000 from $1,817,000 for the third quarter 1996. However, as a percentage of total revenues during the respective quarters, client services expense decreased to 27.5% from 38.0%. The Company previously reported increased staffing in connection with the 1996 acquisitions of Dimensional Medicine, Inc. ("DMI") and CoMed, the introduction of the DynamicVision product line, and the general release of CoPath C/S. In addition, the Company has been actively perfecting customer reference sites in order to more actively support the sales effort for the emerging products. These increased costs were more than offset by the growth in total revenues.

Software Development Costs. Although software development costs for the third quarter 1997 increased $728,000 to $1,549,000 from $821,000 incurred during the same period in 1996, such costs declined as a percentage of total revenues to 14.7% from 17.1%. This department was reorganized during the fourth quarter of 1996 to coordinate the talent of the DMI and CoMed acquisitions. Although the Company capitalized $1,013,000 of software development costs during the third quarter 1997 compared to $444,000 for the third quarter 1996, the Company continues to significantly invest in development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for the third quarter 1997 increased by $1,209,000 to $2,354,000 from $1,145,000. As a percentage of total revenues such costs for the third quarter 1997 decreased to 22.3% from 23.9% for the same period 1996. During late 1996 and the first half of 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's new DynamicVision product line, the general release of CoPath C/S and to execute a cross selling strategy. During the third quarter 1997 the growth in total operating revenues exceeded the relative increase in sales and marketing expenses.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1997 increased by $490,000, to $1,130,000 from $640,000 incurred during the third quarter 1996, but decreased by 2.7% of total revenues for the quarter from 13.4% to 10.7%. The increased expenses include ongoing management and administrative expenses resulting from the acquisitions of CoMed and Dynacor, as well as $135,000 of management incentive compensation ("MIC"), accrued during the third quarter 1997. There was no such MIC accrual in 1996.

Other Income (Expense).   Net other income for the third quarter
1997 increased by $319,000 to $203,000, as compared to net other expense of approximately ($116,000) for the same period 1996. Interest income increased by $204,000 and interest and other expenses decreased by $106,000 during the third quarter of 1997, principally due to the availability of proceeds resulting from the Company's successful secondary offering completed in the fourth quarter of 1996.

(Nine months ended September 30, 1997 compared to nine months ended September 30, 1996)

Revenues. The Company's total consolidated revenues were $28,849,000 for the first nine months of 1997, compared to $13,126,000 for the corresponding period of 1996, representing an increase of $15,723,000 or 119.8%. During the nine months ended September 30, 1997 the Company reported pathology revenues of $12,683,000 attributable to the acquisition of CoMed in late 1996. There were no such pathology revenues during the nine months ended September 30, 1996. Radiology revenues resulting from the Maxifile and PACsPlus product line acquired with DMI in May 1996, increased to $6,094,000 from $3,399,000 or by
$2,695,000. Management attributes this increase to the expanded market reach for the product line that consolidation has provided post acquisition. Laboratory information system revenue for the nine months ended September 30, 1997, declined by $1,169,000 to $6,016,000 compared to $7,185,000 reported for the same period 1996. This was more than offset by aggregate gains in imaging $1,232,000 and in other revenues of $281,000. LabPro 2000 installations during the first half of 1997 consisted of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal
associated application software license revenue.   The increase
in imaging revenues result from the closure on initial sales cycles for the DynamicVision product released for general availability in November 1996, and other revenues increased principally as a result of converting add on business from a customer base expanded through acquisitions.

Computer system equipment sales and support revenues during the nine months ended September 30, 1997 increased $1,534,000 to $4,267,000 compared to $2,733,000 for the first nine months of 1996, but declined as a percentage of total revenues to 14.8% from 20.8% . Management does expect a higher continuing involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines, as a result of the Company's emphasis on offering a sole source solution to customers. However, the increase in application software license revenues during the first nine months of 1997 overshadowed the increase in hardware revenues. Hardware revenues can cause significant fluctuations in top line performance, but traditionally have had nominal impact on earnings due to its relatively low margins compared with other sources of Company revenue.

Application software license revenue during the first nine months of 1997 increased by $7,006,000 or to 37.5% of total revenues compared to 29.1% during the same period 1996. The Company recognized pathology application software license revenue of $6,602,000 during the first nine months of 1997, while during the first nine months of 1996, there were no such pathology revenues. The pathology product line was acquired with CoMed in December of 1996. Imaging software application license revenues increased $604,000 as a result of the DynamicVision product introduction announced in November 1996. This product is now completing initial sales cycles. Radiology software application license revenues increased $628,000 as a result of post acquisition cross-marketing capabilities, and deliveries on a five site sale consummated during the third quarter 1997. The decline in laboratory software application license revenues of approximately $817,000 is principally attributed to installations of LabPro 2000 during the first nine months of 1997 consisting of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal associated application software revenue. Additionally, realignment of the laboratory sales force after the acquisition of Dynacor, including integration of the new Premier Series lab product, contributed to this decrease by diverting attention from normal sales excess.

Software support revenues increased $3,700,000 to $8,018,000 for the first nine months of 1997, compared to $4,318,000 for the same period one year ago, an increase of 85.7%. The acquisition of CoMed resulted in 1997 software support revenues from pathology of $3,083,000. Additionally, successful installations continue to result in accretions in software support revenues. As of September 30, 1997, the Company's recurring annualized billable support base has increased to $12.3 million, and an additional $1.2 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues increased by $3,481,000 to $5,745,000 from $2,264,000. This increase principally results from the training and implementation services in connection with pathology system installations to the United States Department of Defense Military Treatment Facilities, and the five site radiology system sale closed in the third quarter of 1997.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the first nine months of 1997 decreased by 2.9% to 15.0% from 17.9% for the same period 1996. Although, hardware revenues during the nine months of 1997 decreased 6.0% to 14.8% from 20.8%, approximately $848,000 of costs attributable to third party software licensing, or 2.9% of total revenues, were included in the cost of products sold. Third party software licensing costs result from the purchase of the Mumps operating system in connection with both the newly acquired pathology and radiology product lines, and royalties to IBM in connection with imaging sales.

Client Services Expense. Client services expense for the first nine months of 1997 increased $4,049,000 to $8,648,000 from $4,599,000 for the first nine months of 1996. However, as a percentage of total revenues during the respective nine month periods, client services expense decreased to 30.0% from 35.0%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line, and the general release of CoPath C/S. These increased costs were more than offset by the increase in total revenues.

Software Development Costs. Software development costs for the first nine months of 1997 increased $2,450,000 to $4,473,000 from $2,023,000, or by 0.1% of total operating revenues to 15.5% from 15.4% incurred during the same period of 1996. This department was reorganized during the fourth quarter of 1996 to coordinate the talent of the DMI and CoMed acquisitions. Although the Company capitalized $2,812,000 of software development costs during the first nine months of 1997 compared to $1,048,000 for the same period of 1996, the Company, as outlined in the secondary offering, continues to significantly invest in development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for the first nine months of 1997 increased by $3,204,000 to $6,377,000 from $3,173,000, but declined by 2.1% of total revenues to 22.1% from 24.2% for the same period of 1996. During late 1996 and the first half of 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's new DynamicVision product line, and the general release of CoPath C/S. These increases in sales and marketing costs have been more than offset by the Company's growth in total revenues.

General and Administrative Expenses. General and administrative expenses for the first nine months of 1997 increased by $1,654,000, to $3,460,000 from $1,806,000 incurred during the first nine months of 1996, but decreased as a percentage of total revenues by 1.7% to 12.0% from 13.7%. The Company has experienced considerable growth through the recent purchase acquisitions of CoMed and DMI. Additionally, $267,000 of compensation has been accrued and expensed for the nine months ended September 30, 1997 under the management incentive compensation plan. There was no such expense incurred during the same period in 1996. Despite these cost increases, the Company has experienced offsetting cost reductions, principally in finance and administration, associated with consolidating the recent acquisitions.

Other Income (Expense).   Net other income for the first nine
months of 1997 increased by $771,000 to income of $539,000, as compared to net other expense of approximately $232,000 for the
same period 1996.   Interest income increased by $496,000, and
interest and other expenses decreased by $268,000 for the first nine months of 1997 principally due to the availability of proceeds resulting from the Company's successful secondary offering completed in the fourth quarter of 1996.

Liquidity and Capital Resources

As of September 30, 1997 the Company had cash equivalents of $4,974,000, working capital of $5,034,000, and a working capital ratio of 1.41 to 1.

Accounts receivable and unbilled receivables as of September 30, 1997 increased from similar balances on December 31, 1996 by $1,557,000 and $663,000, or increases of 28% and 31%, respectively. These balances as a percentage of the Company's total annualized revenues continue to decline. Annualized revenues for the nine months ended September 30, 1997 exceed
1996 revenues by more than 45%.   As a result, days sales
outstanding in accounts receivable and unbilled receivables has declined to 68.2 days and 26.3 days, respectively, as of September 30, 1997.

Contracts receivable as of September 30, 1997 increased $5,462,000 to $6,155,000 as compared to the balance of $693,000 on December 31, 1996. During the third quarter 1997, the Company entered into an agreement with a customer for a five site radiology system installation priced on a "Per Procedure" basis. The customer committed to a minimum number of monthly procedures at a fixed price per procedure for a period extending through 60 months from completion of installation. The receivable has been established at the present value of the guaranteed minimum payments and the estimated residual in accordance with generally accepted accounting principles. As of September 30, 1997 the balance on this contract receivable was $3,512,000. In addition, the Company entered into a licensing agreement with Sunquest Information Systems, Inc. resulting in initial licensing fees receivable in three installments of $1,000,000 each. The first installment was collected upon signing on February 7, 1997. The remaining two installments are due no later than February 7, 1998 and February 7, 1999, and as of September 30, 1997 had a carrying value of $1,872,000. The remaining change is attributable to scheduled collections on monthly installment receivables from radiology information system customers. As of September 30, 1997 all contract receivables are current with applicable payment terms.

Other current assets as of September 30, 1997 declined $327,000 to $743,000 from the 1996 year end balance of $1,070,000, as a result of realization of other asset balances acquired through CoMed. The cash surrender value of terminated life insurance of approximately $110,000 collected by the Company, and vendor advances returned to the Company of approximately $145,000 significantly accounted for this change.

During the first nine months of 1997 the Company capitalized $2,812,000 of software development costs and purchased $1,473,000 of additional property and equipment exclusive of the acquisition of Dynacor in May 1997. Development efforts resulted in the general availability of CoPath Client Server during the first quarter of 1997, and significant enhancements to DynamicVision resulting in three newly live installations as recently announced. The Company also continued to develop enhancements to PACS Plus and began developing a client server version of Maxifile for radiology. Property purchases were made
primarily to accommodate the growth of the Company.   First, the
Company uniformly equipped the offices of the recently acquired CoMed operation in Waltham, Massachusetts and Dynacor in Minneapolis, Minnesota. Additionally, the Company acquired computer equipment for the sales force to automate pipeline management, and a new telephone system. The Company plans to continue an aggressive internal and external growth strategy.

Accounts payable and accrued expenses increased $736,000 to $3,566,000 as of September 30, 1997 from $2,830,000 as of
December 31, 1996. As of September 30, 1997 the Company accrued $267,000 of compensation under an approved management incentive compensation plan. There were no such accrued costs during 1996. Additionally, a general increase in the level of business activity attributed to this increase.

Deferred revenue as of September 30, 1997 increased by $1,549,000 to $6,702,000 from $5,153,000. During the third quarter 1997, the Company received a renewal for the Department of Defense ("DOD") military treatment facilities software support agreement. This support extends from October 1, 1997 through September 30, 1998, and resulted in an increased deferred revenue of $1,217,000 as of September 30, 1997. In addition, as of September 30, 1997 $639,000 of revenue under the multi-site radiology sale was deferred pending final delivery and installation of the systems. These gains offset typical seasonal declines in support revenues attributable to January 1 and July 1 renewal dates for most of the annual support contracts.

Advanced billings as of September 30, 1997 declined by $1,286,000 to $1,692,000 from the 1996 year end balance of $2,978,000. Deliveries to the DOD hospitals during the first six months of 1997 were significantly billed and paid in advance prior to December 31, 1996.

Other current and non-current liabilities as of September 30, 1997 decreased by an aggregate of $608,000 from the December 31, 1996 balance of $1,092,000 to $484,000, principally as a result of retiring Dynacor pre-existing debt after acquisition in May 1997. Additionally, during the first nine months of 1997 the Company received $483,000 in proceeds from the exercise of employee options and warrants.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the general release of DynamicVision in November 1996, the 1996 acquisitions of CoMed and DMI, the general release of CoPath C/S, Maxifile C/S and PACsPlus+, and the most recent acquisition of Dynacor.

Management believes that existing cash and cash equivalents together with funds generated by operations will be sufficient to meet operating requirements for at least the next twelve months.

Inflation and Changing Prices

The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.

Forward-Looking Statements

This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                    PART II.          OTHER INFORMATION

Item 1.	Legal Proceedings

        None

Item 2.	Changes in Securities

        The information required by this item is incorporated by reference to Footnote (D) of the Condensed Consolidated
        Financial Statements included in Part 1 herein.

Item 3.	Defaults Upon Senior Securities

       	None

Item 4. Submission of Matters to a Vote of Securities Holders

       	None

Item 5.	Other Information

        None

Item 6.	Exhibits and Reports on Form 8-K

       	(a)  Exhibits:

                      Exhibit 11: Statement regarding computation of per share earnings.

        (b)  Reports on Form 8-K:

             The registrant filed a Form 8-K dated July 16, 1997 with the Commission reporting the financial statements of the business acquired pursuant to Item 7(a) and (b) of the Registrant's Form 8-K dated May 22, 1997. Dynacor, Inc.'s Balance Sheets as of June 30, 1996 and March 31, 1997, and Statements of Operations, Shareholders' Equity and Cash Flows for the years ended June 30, 1996 and the nine months ended March 31, 1996 and 1997, were reported therein.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                   (Registrant)



Date:  October 27, 1997            /S/MITCHEL J. LASKEY
                                   Mitchel J. Laskey
                                   President, CEO


Date:  October 27, 1997            /S/PAUL S. GLOVER
                                   Paul S. Glover
                                   Vice President of Finance, CFO
                                   and Secretary

                                    FORM 10-Q
                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 Index to Exhibits



Description of Exhibit                                             Page Number

Exhibit 11:  Statement regarding computation of per share earnings       19

                                      FORM 10-Q
                        DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                       Exhibit 11

                    Computation of Weighted Average Number of Shares
                           Outstanding and Per Share Earnings


                             Three Months Ended           Nine Months Ended
                         September 30,  (Unaudited)  September 30,(Unaudited)
                              1996       1997           1996         1997

Net earnings (loss)      $ (565,331)   $ 886,253     $(1,052,376)  $ 2,094,983
Dividends on preferred
 stock                      (81,163)       --           (251,038)       --
Earnings (loss) available
 for common shareholders $ (646,494)   $ 886,253     $(1,303,414)  $ 2,094,983

Weighted average number of
 common shares outstanding
 and earnings per share:

Primary:
Weighted average number
 of common shares
 outstanding              7,138,153    17,949,920      6,959,498    17,884,477

Dilutive effect of options
 and warrants using treasury
 stock method                --           469,029          --          469,029

Weighted average number of
 common and common equivalent
 shares outstanding       7,138,153    18,418,949      6,959,498    18,353,506

Earnings (loss) per
 share - primary        $     (0.09)  $      0.05     $    (0.19)   $     0.11


Fully diluted:

Weighted average number
 of common shares
 outstanding              7,138,153    17,949,920       6,959,498   17,884,477

Dilutive effect of
 options and warrants
 using  treasury stock
 method                       --          540,872            --        540,872

Weighted average number of
 common and common equivalent
 shares outstanding assuming
 full dilution            7,138,153    18,490,792        6,959,498  18,425,349

Earnings (loss) per
 share - fully diluted  $     (0.09)  $      0.05       $   (0.19)  $     0.11