Form 10-K
period 1997-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1998-03-25
CIK 720481

FORM 10K
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1997 or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

Commission File Number              012516

Dynamic Healthcare Technologies, Inc.
(Exact name of registrant as specified in its charter)

Florida                   59-3389871
(State of Incorporation)	(IRS E.I.N.)

101 Southhall Lane, Suite 210, Maitland, Florida  32751
(Address of principal executive offices)	(ZIP Code)

(407) 8759991
(Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by nonaffiliates, based on the average bid and asked prices as of March 10, 1998, was 38,966,000. A total of 12,345,535 shares of the Company's common stock were held by persons and entities believed to be nonaffiliated on March 10, 1998, and the closing bids and ask prices of the Company's common stock on this date were $3.125 and $3.1875, respectively.

As of March 10, 1998, there were 18,034,260 shares outstanding of the issuer's only class of common stock.

This report consists of fifty-four (54) pages.

The index to exhibits appears on page nineteen (18).

Documents Incorporated by Reference

(1)	Portions of the definitive proxy statement for the Company's
1998 Annual Meeting of Shareholders, to be filed within 120 days of the end of the Company's fiscal year covered by this report, pursuant to General Instruction G(3) to Form 10K.


                          FORM 10K
             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           PART I

Item 1.	Business

General

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") is a leading provider of enterprise-wide, multimedia clinical and electronic medical record solutions. These systems enable hospitals, physician practice groups and integrated delivery networks to capture, manage and share patient information across the continuum of care. The Company's products enhance productivity, reduce costs and improve the quality of patient care by providing on-line access to patient information previously maintained on a variety of media, including paper, X-ray film, magnetic disk, and video and audio recordings. The Company's product lines include solutions for radiology, anatomic pathology, electronic health records, and clinical laboratory. The Company provides support for all of its systems and provides integration and other consulting services.

The company currently serves over 600 customers, most located in the United States. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health System, Ohio State University Hospital, University of Pittsburgh, Temple University Hospital, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and UniHealth.

The Company's electronic health record solution, DynamicVisionr, provides connectivity and enabling technologies that integrate clinical and imaging information systems to create an open architecture, multi-media electronic health record. DynamicVision provides prompt and simultaneous on-line access to information stored in various systems and repositories located at multiple sites. This information can include documents, medical images such as X-rays, MRIs and CAT scans, and video and audio recordings.

The Company was originally incorporated in California in 1977, reincorporated in Nebraska in 1982 and subsequently reincorporated in Florida in 1996. The Company's executive offices are located at 101 Southhall Lane, Suite 210, Maitland, Florida 32751, its telephone number is (407) 875-9991 and its World Wide Web address is http://www.dht.com. The Company currently maintains clinical solution centers in Waltham MA, Apple Valley and Minnetonka MN.

Industry

The healthcare industry is undergoing rapid and significant change. Cost containment pressures, industry consolidation, the movement toward managed care, and the rising standards of healthcare quality represent fundamental trends in today's healthcare operating environment. Increasingly, the key to effective cost control and quality management lies in the collection, availability and analysis of medical records in order to assess treatment patterns, resource utilization and outcomes. As a result, the information demands in the healthcare industry are rapidly increasing for caregivers, managers and third party payers.

Cost containment and quality management efforts in the healthcare industry have historically been hampered by a lack of integrated clinical and financial information and the fact that a large amount of healthcare information exists on paper and is not accessible by computer. The paper-based storage of patient information creates costly information management problems including: (i) delays in accessing information; (ii) space and personnel costs to store paper-based records; (iii) lost and misfiled documents; (iv) single user access to relevant data; and (v) errors in entering and reading information. As reimbursement is shifting more toward risk sharing and capitation, providers and payers need to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization.

Healthcare providers have recently begun to view information systems technology as a viable avenue for increasing productivity and efficiency, measuring and managing costs, and improving the quality of services delivered. The 1997 Annual Healthcare Information Management and Systems Society ("HIMSS")/Hewlett Packard Leadership Survey suggested that, within the next two years, 20 percent of the respondents organizations will increase their IT budgets by 50 percent or more, and 49 percent expect their IT budgets to increase between 10 and 40 percent.


As the need for information continues to grow, hospitals, providers and payers of all sizes are faced with the challenge of implementing healthcare information management systems that are scaleable, capable of working with existing multiple legacy information systems and flexible to adapt to changes in the healthcare marketplace. These systems must be patient-centered, integrating all aspects of managing the healthcare delivery process.

Industry changes are resulting in fewer but larger healthcare entities and the emerging organizational model is the integrated delivery network ("IDN"). An IDN is a network of healthcare organizations that assumes and manages healthcare risk, provides coordinated care and is held financially and clinically accountable for the health of the population it serves. The 1997 HIMSS/Hewlett Packard Leadership Survey indicated that 25% are now a part of an IDN and 35% are now or will soon be part of an IDN.

IDN's require innovative information systems infrastructure to support their multi-entity, enterprise environments. Their information systems must contribute to making the delivery of healthcare services more efficient and effective across the continuum of care. They must deliver tangible cost reductions and measurable productivity and quality improvements, making the availability of complete, timely and cost-effective patient-centered information essential.

The Company believes that its strategy for the delivery of multimedia clinical information systems and its aggressive movement toward the electronic health record are consistent with the needs of today's diverse provider environments. These beliefs are confirmed by the 1997 HIMSS/Hewlett Packard Leadership Survey which shows that the implementation of new clinical systems (16 percent), clinical data repositories (21 percent) and electronic medical records (19 percent) account for more than half of the respondents' priorities for application development in the next year.


Products and Services

The Company has a broad product line comprising a strategic mix of applications, technologies and services that support the restructuring of the healthcare delivery system. The Company offers information solutions for radiology, anatomic pathology, clinical laboratory and electronic health records.



Products Generally Available 	Type of Solution 	Description


Radiology
Maxifile    Radiology Information System  An voice and image-enabled
                                          client/server radiology information
                                          system that manages clerical and
                                          administrative functions as well as
                                          patient scheduling and film tracking
                                          for the radiology department.

PACsPlus+   PACS                          A picture archiving and
                                          communication system (PACS) that
                                          enables physicians and caregivers
                                          to access, review and manipulate
                                          images from local and remote
                                          locations.

OPTIMA      Mammography Management        Manages clerical and administrative
                                          functions for mammography services.

MedSpeak/   Continuous Speech             An IBM speech recognition system
Radiology     Recognition                 supported by a radiology knowledge
                                          base.  MedSpeak enables radiologists
                                          to quickly create and edit their own
                                          diagnostic reports.

WebSight    Teleradiology                 A point-to-point teleradiology
                                          solution that enables the transfer and
                                          reception of images via a local area
                                          network or wide area network.  Images
                                          can be displayed and manipulated at
                                          remote locations.

Electronic Health Records

DynamicVision  Electronic Health Record   An enterprise-wide, multi-media
                                          electronic health records solution
                                          that provides connectivity and a
                                          single sign-on to multiple systems,
                                          document imaging and management,
                                          advanced workflow and business
                                          process automation.

Monitrax    Perioperative Information     A client/server solution that
               Management System          collects and organizes vital
                                          patient, surgical, and anesthesia
                                          data.  Monitrax facilitates
                                          clinical and management
                                          decision-making as well as outcomes
                                          research.

NRIdentity  Biometric Authentication      A National Registry Inc. product
                                          that allows physicians and other
                                          authorized users to log-on to
                                          systems via fingerprint recognition.

CoPath      Anatomic Pathology System     An image and voice enabled client/
                                          server solution that manages
                                          clerical and administrative functions
                                          of the cytology/pathology department.

AIMS        Image Management System       A product of AutoCyte Inc., AIMS
                                          captures, stores and communicates
                                          high resolution digital microscope
                                          and gross images of  pathology
                                          specimens.

MedSpeak/   Continuous Speech             An IBM speech recognition solution
Pathology      Recognition                that expedites pathology report
                                          turnaround with hands-free,
                                          eyes-free generation of dictated
                                          reports.

Clinical Laboratory

Premier Series   Laboratory Information   Manages clerical and administrative
                         System           functions in the laboratory including
                                          monitoring and controlling
                                          specimens, ordering, tracking, and
                                          results reporting


Multimedia Radiology Solution

The Company's solution set for radiology comprises new, client/server architecture systems. Dynamic offers an integrated Radiology Information System (RIS) and Picture
Archiving and Communication System (PACS) solution coupled with advanced voice and imaging technologies.

Maxifile is a voice and image-enabled radiology information system that computerizes the clerical, administrative, and clinical aspects of the radiology department. Modular in design, Maxifile applications include patient scheduling and tracking, film management, statistical reporting, quality control and patient billing. Maxifile schedules patient appointments and automatically generates documents that are available when the patient arrives. Maxifile monitors the patient throughout the radiology process and offers time and status reports. Film management tracks film movement among departments, film libraries, clinics and off-site locations. Diagnostic reports can be approved electronically and then printed, communicated via a network or automatically faxed through Maxifile's AutoFAX capability. Primary markets include hospitals, clinics and independent diagnostic imaging centers.

PACsPlus+ is an enterprise-wide, picture archiving and communications system that automates image capture, management and distribution. This client/server solution image-enables Maxifile or any other RIS to allow access to complete historical information and diagnostic reports. PACsPlus+ provides physicians and caregivers local and remote access to review- and diagnostic-quality images and includes a sophisticated image viewing and manipulation toolset.

WebSight is a point-to-point teleradiology solution that enables the capture, storage and communication of medical images from multiple locations. WebSight's adaptive compression technology scales images to high resolution, multi-monitor configurations with image display up to 2K x 2.5 K resolution. It also features a broad range of image processing capabilities.

OPTIMA is a client/server radiology mammography manager which performs clerical and administrative functions for mammography services. OPTIMA includes an on-line patient history, including breast diagrams, and supports the American College of Radiologists (ACR) standards of compliance.

IBM MedSpeak/Radiology(TM) continuous speech recognition system, in conjunction with the Company's suite of radiology products, enables the radiologist to speak continuously and at a natural pace, with the text appearing instantaneously on the screen.
With little or no special training on the system, radiologists can dramatically reduce the time and cost of radiology report generation.

Multimedia Anatomic Pathology Solution

The Company's solution set for anatomic pathology (A/P) is a scalable, client/server A/P system that is enabled with advanced voice and imaging capabilities.

CoPathr Anatomic Pathology Information System provides pathology departments with a complete clinical solution that incorporates text, voice, images, and multi-media capabilities. A unique "window painter" enables users to customize report formats and
data entry windows.   A library of management reports tracks
daily workflow requirements, monthly statistics, CLIA compliance, and billing. Diagnosis coding follows either SNOMED International or SNOMED II. Reports can be signed out electronically and automatically faxed to multiple locations within the enterprise. CoPath Client/Server configurations are available on IBM RS/6000, Intel NT, or DEC Alpha NT servers, with Microsoft Windows 95 or Windows NT clients.

IBM MedSpeak/Pathology(TM) continuous speech recognition solution gives the pathologist a hands-free, eyes-free capability to dictate pathology reports by speaking continuously and at a natural pace, with the text appearing instantaneously on the screen. With little or no special training on the system, pathologists can dramatically reduce the time and cost of pathology report generation.

AIMS, an image management system from AutoCyte Inc, captures high-resolution digital microscope and gross images of pathology specimens. Images are stored with patient and diagnostic data in electronic folders and can be printed on CoPath reports. Images can be communicated to remote locations for consultations, medical education, and tumor boards. An exclusive agreement with AutoCyte enables the Company to market the AutoCyte Image Management solution in the anatomic pathology and laboratory information system markets.



Electronic Health Records

DynamicVision, the Company's enterprise electronic health record solution, provides connectivity to systems, as well as image, voice and data repositories across a healthcare environment, giving physicians, caregivers and other authorized individuals prompt and simultaneous access to both current and historical health information. DynamicVision enables physicians, clinicians and other health professionals to: (i) view records, report results and worklist assignments; (ii) display and manipulate document and diagnostic images; (iii) handle the analysis and assignment of chart deficiencies and electronically sign records; (iv) play video and audio recordings; and (v) participate in video consultations. The DynamicVision image engine may optionally be IBM's Image Plus, an AS/400 product, or EASTMAN SOFTWARE Imaging, a Microsoft NT based product. A vital component of DynamicVision is EASTMAN SOFTWARE Workflow. It provides business process automation capabilities which streamline the flow of tasks and information throughout an enterprise. In addition, system administration capabilities include security profiling and specific permissions for the enterprise. DynamicVision provides the connectivity and enabling technologies that integrate Dynamic's imaging and clinical information systems, as well as those from other companies, into a virtual healthcare information systems environment.

NRIdentity, NRI's finger imaging technology enables an authorized individual to log on to DynamicVision with the touch of a finger. This action compares the finger image to a previously recorded and stored "finger print", bringing systems security to a new level.

Consulting, Systems Integration and other Services

The Company provides a full range of professional consulting services including project management, implementation planning, training and education. The Company's technical services includes network design, implementation and support, custom software development, interfaces and modifications and systems integration. The Company also provides support services including 24-hour telephone support, and software maintenance and enhancements.


Research and Development

The Company's research and development program is designed to extend the capabilities of existing products and develop new healthcare application solutions. The Company believes that a substantial and sustained commitment to product development is important to the long-term success of its business. As of February 28, 1998, 51 professional employees were engaged in research and development activities. During the years ended December 31, 1995, 1996 and 1997, the Company spent $2,727,000,
$3,564,000 and $8,336,000 respectively, on research and development. The Company's research and development is influenced by customer input and user group forums. Currently, the Company's research and development efforts are primarily focused on the DynamicVision, Maxifile C/S, CoPath C/S, PACsPlus+ and Monitrax product lines.

Major Clients

The Company does not have a dependence on any single customer the loss of which would have a material adverse effect. The Company does generate revenue almost exclusively through sales to the healthcare industry located in the United States. Due to this concentration, substantially all receivables of the Company are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other industry related conditions. The Company currently has approximately 600 customers. The majority of these customers are located within the United States.

Backlog

The Company had contracts which it believed to be firm for the delivery of systems and services ("backlog"), totaling approximately $7.9 million on February 28, 1998, compared to $8.7 million on March 20, 1997. In addition, the Company as of February 28, 1998 has contracts for the delivery of software support services billable at an annual rate of $12.6 million, compared to $11 million as of March 20, 1997.

Strategic Relationships

The Company has entered into strategic relationships with several leading technology developers, to gain access to certain technologies that are integrated into the Company's systems. In addition, through these strategic relationships the Company is able to cross-market its internally developed or acquired technologies to customers of its business partners.


IBM - In 1997, the Company acquired IBM's Medical Records/Plus enterprise document imaging and management system. This AS/400 product is based on IBM's ImagePlus/400 image processing system and offers DynamicVision customers an AS/400 document imaging alternative. The Company has also integrated IBMr Med/Speak Radiology(TM) solution into its Maxifiler radiology information system, and MedSpeak/Pathology into its CoPath anatomic pathology system. This expands the Maxifiler and CoPath product functionality to provide continuous speech recognition for direct dictation of results into a database, bypassing the need for transcription of diagnostic reports. Continuous speech recognition allows radiologists/pathologists to dictate at normal rates of speech for instantaneous report production, with little or no time lapse between the spoken and typed word. The Company is also a re-marketer of IBM hardware.

Wang - The Company has a non-exclusive agreement with Wang to market their Physicians' Workstation product. This provides the Company with a scalable, point-of-care patient record application that facilitates the real-time capture of information during the clinical encounter in the physician's office.

Eastman Software - The Company has a non-exclusive agreement with Eastman Software to market their EASTMAN SOFTWARE Imaging and EASTMAN SOFTWARE Workflow products as integral components of the DynamicVision electronic health record solution. This offers DynamicVision customers a Microsoft Windows NT alternative for document imaging and workflow.

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

The National Registry - The Company has a marketing agreement with The National Registry, Inc. ("NRI") of Tampa, FL. Through this agreement, NRI's biometric authentication security capability has been integrated into the Company's information solutions.

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

Sales and Marketing

As of February 28, 1998, the Company had sixty-six full time employees in sales and marketing related functions. The Company had thirty-three sales employees and thirty-three marketing employees. The compensation of the sales employees is substantially dependent on the achievement of individual sales targets. Marketing personnel perform telemarketing, proposal development, demonstration coordination, develop product competitive analyses, sales collateral, audio and video products, coordinate trade shows, advertising, public relations activities, and administrative support.

The Company's sales cycle is typically six to eighteen months and includes several steps: (i) initial contact and qualification; (ii) development of proposal in response to request for a proposal or direct sales lead; (iii) business problem requirements definition; (iv) product demonstrations;
(v) site visits; and (vi) contract preparation and negotiations. Members of the Company's professional services, product management and sales support departments, and members of executive management assist the sales force in completing the proposal, conducting demonstrations and analyzing the requirements. In support of the sales efforts, the Company advertises in trade journals, participates in trade shows, publishes articles and provides speakers for industry shows and conferences. In addition, the Company receives qualified leads as well as support in proposal development, demonstrations and site visits from its strategic business partners, which include IBM, Wang, Dictaphone, NRI and others.

Customers

The Company currently supports over 600 customers, the majority of which are located in the United States. The Company generates revenues almost exclusively through sales to the healthcare industry located in the United States. Due to this concentration, substantially all receivables of the Company are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other industry related conditions. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health System, Ohio State University Hospital, University of Pittsburgh,


Temple University Hospital, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health
Care, Greater Dayton Area Hospital Association, The Mayo Clinic and UniHealth.

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

Government Regulation

The United States Food and Drug Administration ("FDA") has issued a draft guidance document addressing the regulation of certain computer products as devices under the Federal Food, Drug and Cosmetic Act ("FFDCA"). To the extent that computer software is classified as a device under applicable regulations, the manufacturers of such products could be required, depending upon the product, to: (i) register and list their products with the FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or (iii) obtain FDA clearance by filing a pre-market application that establishes the safety and effectiveness of the product. The Company has three products considered devices under the FFDCA: Monitrax, PACsPlus+ and Transfusion Service Manager ("TSM"). As a result of the characterization of certain of the Company's products as devices, the Company's manufacturing facilities are registered with the FDA and its manufacturing operations regarding devices are required to be in compliance with the FDA's rules and regulations. The FDA conducted on-site inspections at the Maitland facility in May 1996 and at the Minnetonka facility in June 1996. Both inspections were concluded without incident.
On December 19, 1997, the FDA issued a letter of Substantial Equivalence to the Company for the TSM product. This letter was the positive outcome of the 510(k) submission process begun in March, 1996. There can be no assurance that the Company will ultimately be able to obtain or maintain required FDA approvals to market its products.

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

The Company has federal trademark registration for Maxifile, CoPath, OPTIMA, DynamicVision, and PACsPlus+, and has applied for federal trademark registration for Monitrax and WebSight.

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


Employees

As of February 28, 1998, the Company had 324 full time employees, of which 51 were employed in research and development, 148 in client services, 59 in general and administrative and 66 in sales and marketing. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Factors Affecting Forward-Looking Statements

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements made by representatives of the Company, may contain forward-looking statements and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing product demand and market acceptance, new product development, reliance on key strategic alliances, availability of products procured from third party vendors, the healthcare regulatory environment, fluctuations in operating results and with respect to, among other things the Company's future revenues, operating income and earnings per share, as well as plans and objectives of management. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following are some, but not necessarily all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

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

The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations; (ii) the timing of client acceptances; (iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices; and (v) the Company's sales commission practices. The Company expects that these variations will continue for the foreseeable future. The Company recognizes revenues from the software portion of system sales on a percentage-of-completion method based upon completion of specified milestones. As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. Any trend of delays in progress toward completing a material system installation or a number of smaller installations could reduce the revenues recognized in any given period and could have a material adverse effect on the Company's business and results of operations. Because a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

While the Company maintains insurance protecting against certain asserted claims, there can be no assurance that its insurance coverage would adequately cover any or all such claims asserted against the Company.

The Company expects that the United States Food and Drug Administration ("FDA") is likely to become increasingly active in regulating computer software that is intended for use in health care settings. In March 1994, the FDA issued a letter advising that the FDA considers medical devices to include software products intended for use in the manufacture of blood and blood components or for the maintenance of data used to assist personnel in making decisions concerning the suitability of blood donors and the release of blood or blood components for transfusion or further manufacture. As such, the FDA determined that manufactures and distributors of these products, such as the Company, are subject to FDA regulation. The FDA can impose extensive requirements governing pre- and post market conditions such as device investigation, approval, labeling and manufacturing. Compliance with these new requirements and any future requirements imposed by the FDA could be costly and could delay or preclude the introduction of certain new products. The Company is unable to determine at this time the effect, if any, that these requirements may have on its business.

Competition in the Company's industry is subject to continual change in not only the products and services offered but also in the manner in which vendors are selected by customers. Accordingly, the Company's continued success will be dependent on its ability to develop new products and services on a timely basis and at competitive prices.

The Company's systems include applications that may relate to confidential medical histories and treatment plans. Improper disclosure of this information or any failure by the Company's systems to provide accurate and timely information could result in claims against the Company by its clients or their patients. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business or results of operations, and even unsuccessful claims could result in the expenditure of substantial funds in litigation and the diversion of management time and resources. There can be no assurance that the Company will not be subject to such claims in the future, that such claims will not result in liability in excess of any insurance coverage maintained by the Company with respect to such claims, that insurance will cover such claims or that appropriate insurance will continue to be available to the Company at commercially reasonable rates.

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

The stock market has, from time to time, experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. The Company experiences fluctuations in its stock price related to these general market swings as well as announcements of technological innovations, new product introductions by the Company or its competitors, market conditions in the computer software or hardware industries and healthcare reform measures. These fluctuations may adversely effect the Company's ability to make acquisitions utilizing its stock

Item 2.	Properties

The Company's corporate headquarters are located at 101 Southhall Lane, Suite 210, in Maitland, Florida 32751. The Maitland location consists of approximately 23,700 square feet of office space under a lease which expires March 31, 1999. The Company maintains an office at 10901 Bren Road East, Minnetonka, Minnesota 55343 (the former Dimensional Medicine, Inc. facility) as the Company's radiology technology center. The Minnetonka location consists of approximately 13,000 square feet under lease which expires on July 31, 1999. The Company also maintains an office at 7300 W. 147th Street, Apple Valley, Minnesota 55124 (the former Dynacor, Inc. facility). The Apple Valley location consists of approximately 12,800 square feet under lease which expires on July 31, 1999. In addition, the Company also maintains an office at Two University Office Park, 51 Sawyer Road, Waltham, Massachusetts, 02154 (the former Collaborative Medical Systems, Inc. facility) as the Company's clinical solutions center. The Waltham location consists of approximately 30,000 square feet under lease which expires on November 30, 1999. During 1997, the Company entered into a six year lease agreement which expires March 1, 2005, for approximately 53,800 square feet of office space at 615 Crescent Executive Court, Suite 600, Lake Mary, Florida 32746. This location will be the Company's new corporate headquarters beginning on or about September 1, 1998 at which time the Maitland location is intended to be sublet.


Item 3.	Legal Proceedings

In February 1996, the Company instituted an action against James
A. Terrano ("Terrano"), the Company's former President and Chief Executive Officer, in the District Court of Lancaster County, Nebraska, alleging that Terrano (i) made fraudulent and negligent representations to the Company's Board of Directors, which resulted in the Company's acceptance of a handwritten memorandum modifying Terrano's employment agreement, (ii) breached his fiduciary duty to the Company and (iii) breached his obligations under his employment agreement with the Company.
 The Company is seeking to recover damages in the amount of at least $50,000 in addition to the declaratory judgment determining that no severance pay is due Mr. Terrano and that the handwritten memorandum is invalid and unenforceable and does not modify the employment agreement. Mr. Terrano has counter-claimed that he has been defamed by the Company. The Company is a defendant in an action in which Mr. Terrano has a demand for $280,000 in severance pay together with two years worth of benefits unquantified to include the use of an automobile, club dues and insurance policies. The Company is vigorously contesting this case. It is not possible to evaluate the likelihood of a favorable or unfavorable outcome at this time.

The Company was a defendant in an action filed by a former Vice-President in March, 1995 in the District Court of Lancaster County, Nebraska, alleging that the Company did not lawfully terminate her for cause, and, therefore, breached her employment agreement. The case was dismissed on August 8, 1997.

In July 1997, the Company commenced a declaratory judgement action in Dakota County, Minnesota District Court seeking a declaration that the Company had properly terminated the services of an individual. The individual filed a counterclaim and demanded $200,000 in settlement of a claim alleging breach of contract, promissory estoppel and fraud. The parties are engaged in discovery and trial is presently scheduled for July 1998. The Company is vigorously defending all claims made by the individual, and after consultation with its counsel has assessed the likelihood of an unfavorable outcome as remote.

As of the date hereof, there are no other material legal proceedings pending against the Company.


Item 4.		Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1997.



                           FORM 10-K
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matter

(a)	The information called for by this item is incorporated
herein by reference from page fifty-five (53) of Exhibit 13 to this Form 10K.

(b)	As of March 10, 1998, there were approximately 3,685
shareholders of the Company's Common Stock.

(c)	The Company has declared no cash dividends on its common
stock since its inception and plans to continue to invest all earnings back into the Company in the foreseeable future.


Item 6.	  Selected Financial Data

The information required by this item is incorporated herein by reference from page 24 of Exhibit 13 to this Form 10K.


Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The information required by this item is incorporated herein by reference from page 25 through page 34 of exhibit 13 to this Form 10K.


Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated herein by
reference from page 35 through page 54 of	Exhibit 13 to this Form 10K.


Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

There were no changes in and/or disagreements with accountants on accounting and/or financial disclosures during 1996 or 1997.



                          FORM 10-K
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.


Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.


Item 12.	Security Ownership of Certain Beneficial Owners and
         Management

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.


Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.



                          FORM 10-K
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on
         Form 8K

(a)	The following documents are filed as a part of this report:

    1.	Financial Statements
       -Independent Auditors' Report on the financial statements. -Balance Sheets as of December 31, 1996 and 1997.
       -Statements of Operations for the years ended December 31, 1995,
        1996 and 1997.
       -Statements of Shareholders' Equity for the years ended December
        31, 1995, 1996 and 1997.
       -Statements of Cash Flows for the years ended December 31, 1995,
        1996 and 1997.
       -Notes to Financial Statements.

The Financial Statements listed above are all incorporated by reference to pages 36 through 56 of Exhibit 13 to this Form 10K.

    2.	Financial Statement Schedules

               Index                               Schedule No.    Page No.

Independent Auditors' Report on Financial
Statement Schedule                                       --             15

Valuation and Qualifying Accounts                        II             16


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

    3.	Exhibits

       Exhibit 11:  Statement regarding computation of per share earnings.
       Exhibit 13:  1997 Annual Report to Security Holders.

(b)	No reports were filed on Form 8-K during the quarter ended
    December 31, 1997.



                   INDEPENDENT AUDITORS' REPORT



Board of Directors
Dynamic Healthcare Technologies, Inc.:

Under date of February 27, 1998, we reported on the consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related 1995, 1996 and 1997 information in the consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1995, 1996 and 1997 information in this consolidated financial statement schedule based on our audits.

In our opinion, such 1995, 1996 and 1997 information in the consolidated financial statement schedule, when considered in relation to the basic 1995, 1996 and 1997 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /S/KPMG PEAT MARWICK LLP
                                     KPMG PEAT MARWICK LLP

Orlando, Florida
February 27, 1998



              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                            Schedule II

                  Balance At  Charged to  Write-off's                Balance
                  Beginning   Cost and    Retirements &   Other      At End of
Description       of Year     Expenses 	  Collections 	   Additions  Year


Year Ended
December 31, 1995:

Allowance for
Doubtful Accounts
Receivable         $ 250,000   $   --       $ 84,167   $   --      $   140,837

Accumulated
Amortization of
Capitalized Software
Development Costs 	$1,750,457  $  798,710   $     --   $   --       $2,549,167


Year Ended December 31, 1996:

Allowance for
Doubtful Accounts
Receivable         $  140,837  $       --   $ 37,637   $222,902(1)  $  326,102

Accumulated
Amortization of
Capitalized Software
Development Costs  $2,549,167  $1,128,402   $309,269   $     --     $3,368,300


Year Ended December 31, 1997:

Allowance for
Doubtful Accounts
Receivable        $   326,102  $       --   $ 19,046   $     --     $  307,056

Accumulated
Amortization of
Capitalized Software
Development Costs  $3,368,300  $1,484,276   $ 23,305   $     --     $4,829,271


(1) Other additions represents the valuation accounts of Dimensional Medicine, Inc. and Collaborative Medical Systems, Inc. acquired in acquisitions accounted for as purchase business combinations.


                           FORM 10K
             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Commission File No. 012516
IRS E.I.N. 593389871

By:  /S/PAUL S. GLOVER          Date:  MARCH 24, 1998
     Paul S. Glover
     Vice President of Finance,
     Chief Financial Officer
     and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                  Title                                Date



/S/DAVID M. POMERANCE    Chairman of the Board                  March 26, 1998
David M. Pomerance

/S/MITCHEL J. LASKEY     President, CEO, Treasurer & Director   March 26, 1998
Mitchel J. Laskey

/S/PAUL S. GLOVER        Vice President of Finance, CFO
Paul S. Glover           & Secretary                            March 26, 1998

/S/JERRY L. CARSON       Director                               March 26, 1998
Jerry L. Carson

/S/THOMAS J. MARTINSON   Director                               March 26, 1998
Thomas J. Martinson

/S/BRET R. MAXWELL       Director                               March 26, 1998
Bret R. Maxwell

/S/DANIEL RAYNOR         Director                               March 26, 1998
Daniel Raynor

/S/RICHARD W. TRUELICK   Director                               March 26, 1998
Richard W. Truelick



                          FORM 10K
            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                      INDEX TO EXHIBITS



                                                                        Page
               Description of Exhibits                                 Number

Exhibit 11     Statement regarding computation of per share earnings.    19

Exhibit 13 Annual Report to Shareholders of Dynamic Healthcare Technologies, Inc. for the fiscal year ended
               December 31, 1997.                                        21



                          FORM 10K
            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                         EXHIBIT 11




                     Statement Regarding
                       Computation of
                     Per Share Earnings



             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
    COMPUTATION OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                               AND
             EARNINGS PER SHARE FOR THE YEARS ENDED
               DECEMBER 31, 1995, 1996 AND 1997

                                              Years Ended December 31,
                                        1995(1)       1996(1)        1997(1)


Earnings (loss) available for
  common shareholders
     Net earnings (loss)              $ (589,842) 	 $(15,618,372)  	$1,042,958

     Preferred stock dividends           (24,844)       (251,037)           --

Earnings (loss) available for
  common shareholders                 $ (614,686)   $(15,869,409)  $ 1,042,958



Common and common equivalent
  Shares outstanding

Basic:
     Weighted average number of
       common shares outstanding       6,693,294       9,224,775    17,905,214

Diluted:
     Weighted average number of
       common shares outstanding       6,693,294       9,224,775    17,905,214
     Dilutive effect of options
       and warrants using average
       market price                           --              --       526,200
     Weighted average common and
       common equivalent shares
       outstanding assuming full
       dilution                        6,693,294       9,224,775    18,431,414


Earnings (loss) per share basic and
  diluted                             $    (0.09)     $    (1.72)  $      0.06


(1) Includes the operating results and related financial information of Dynacor, Inc. which merged with Dynamic Healthcare Technologies, Inc. on May 22, 1997 in a business combination accounted for as a pooling of interests.



                          FORM 10K
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                         EXHIBIT 13



                Annual Report to Shareholders
           of Dynamic Healthcare Technologies, Inc.
          for the Fiscal Year Ended December 31, 1997



                     OUTSIDE FRONT COVER



              Dynamic Healthcare Technologies, Inc.

                      1997 Annual Report



                             22



                      INSIDE FRONT COVER


Dynamic Healthcare Technologies, Inc. is a leader in providing advanced information technologies for the healthcare industry. Dynamic's enterprise information solutions enable healthcare providers to capture, manage and share electronic health information across the continuum of care.


                             Contents

Company Profile

Selected Financial Data

Fellow Shareholders

Dynamic People

Management's Discussion and Analysis

Financial Statements and Notes

Independent Auditors' Report

Board of Directors and Officers

Shareholders Information




                  SELECTED FINANCIAL DATA
             FIVE YEARS ENDED DECEMBER 31, 1997

    (In thousands except per share data and current ratio)


The following selected financial data for the five years ended December 31, 1997, were derived from the financial statements of Dynamic Healthcare Technologies, Inc. and subsidiary. These data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included herein.

                    1993(3)  1994(1)(3) 1995(1)(3) 1996(1)(2)(3) 1997(1)(2)(3)

Operating Revenues  $12,095  $ 9,517    $12,088    $19,826       $36,545

Restructuring Charge      -      686          -          -             -

Net Earnings (Loss)
from Continuing
Operations              542   (4,592)      (590)   (15,618)        1,043

Net Earnings (Loss)
Per Common Share       0.09    (0.79)     (0.09)     (1.72)         0.06

Working Capital       1,183   (2,976)     2,274      9,191         6,534

Current Ratio          1.31      .54       1.56       1.80          1.59

Total Assets          8,272    8,539     11,557     31,825        32,977

LongTerm Liabilities    100      869      2,786        591           454

Shareholders' Equity  4,391    1,168      4,703     19,771        21,423


The Company has declared no cash dividends on common stock since its inception.

(1) 	Includes the operating results and related financial
     information since the acquisition of Dynamic Technical
     Resources, Inc., accounted for as a purchase business combination, which occurred on August 23, 1994.

(2) 	Includes the operating results and related financial
     information since the acquisitions of Dimensional Medicine, Inc. ("DMI"), on May 1, 1996 and Collaborative Medical Systems, Inc. ("CoMed"), on December 17, 1996, including the non-recurring write off of in-process research and development of $15,057,569 or $1.63 per common share, in connection with the CoMed acquisition. Both of these acquisitions were accounted for as purchase business combinations.

(3) 	Includes the operating results and related financial
     information of Dynacor, Inc. which merged with Dynamic
     Healthcare Technologies, Inc. on May 22, 1997 in a business combination accounted for as a pooling of interests.



Item 7.

            MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


ON MAY 22, 1997, DYNAMIC HEALTHCARE TECHNOLOGIES, INC. (THE "COMPANY"), COMPLETED A MERGER WITH DYNACOR, INC. ("DYNACOR"), IN A POOLING-OF-INTERESTS TRANSACTION. ALL PRIOR PERIOD INFORMATION HAS BEEN RESTATED TO INCLUDE THE ACCOUNTS AND RESULTS OF OPERATIONS OF DYNACOR.

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

In February 1997, the Company entered into a value added re-marketing agreement with Sunquest Information Systems, Inc. (NASDAQ: SUNQ) of Tucson, Arizona. Under the terms of the agreement Sunquest agreed to pay an initial licensing fee of $3,000,000 to sub-license Dynamic's CoPath client server anatomic pathology solution ("CoPath C/S") to their existing customers. New Sunquest customers licensing CoPath C/S will pay a separate licensing fee, and Dynamic will receive ongoing annual maintenance and monthly consulting fees for all continuing services rendered under this agreement.

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

On September 29, 1997 the Company announced purchase of IBM's Medical Records Plus/400 document imaging software. Recognized as the industry-leading technology solution for the IBM AS/400 platform in healthcare environments, the software will now be identified as "Dynamic Medical Records Plus." Although the Company's DynamicVision product is designed as platform independent, acquiring Dynamic Medical Records Plus provides the Company with the opportunity to extend development efforts for increased responsiveness to customer and market needs, and eliminate the payment of related royalties.

On November 4, 1997 the Company signed an original equipment manufacturer distribution agreement with AutoCyte, Inc. (NASDAQ:
ACYT) of Econ College, North Carolina. Under the terms of this agreement, Dynamic acquired the exclusive rights to sell the AutoCyte Image Management System ("AIMS") within the laboratory and anatomic pathology information systems market in the U.S. and Canada as an OEM software contractor, permitting diagnostic-quality images of medical specimens within the laboratory to be captured and stored together with patient and diagnostic data in electronic folders.

In December 1997, the Company announced the general availability of Maxifile Client Server (C/S) Radiology Information System. Maxifile C/S was formally introduced at the 83rd Scientific Assembly and Annual Meeting of the Radiological Society of North America (RSNA) in Chicago, Illinois. The Company also featured Maxifile C/S integrated with PACsPlus+ for image management and distribution and WebSight or teleradiology at the RSNA.

In January 1998, the Company announced the appointment of Scott
E. Waldrop to the newly created position of Senior Vice President and Chief Operating Officer. As Vice President, Information Systems Development for the world's largest healthcare provider, he led a team of more than 450 people in establishing information strategies, product development or selection, and product support for all facilities and business lines.

The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's programs, both those which the Company produces and sells to its customers and those programs which it uses to manage and administer its own affairs, that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

During 1997, the Company made modifications to certain of its existing resale software products which were not already Year 2000 compliant. In addition, during 1997 the Company converted its human resources, time tracking, general accounting and payroll systems to systems which are Year 2000 compliant. The 1997 effect of and the cost of the modifications and conversions relative to the Year 2000 issue were not material and any future costs relative to this issue are not expected to be material.



Overview

The Company's revenues are derived from (i) computer equipment sales and support, (ii) application software licenses, (iii) software support and (iv) services and other revenues. The Company generally recognizes revenues from computer equipment sales at the time the products are shipped. Computer system equipment sales and support revenues include hardware support contracts for a specific period from which revenue is recognized ratably over the corresponding contract period. Application software license revenues are recognized when application software is delivered to the customer. Installation and training service revenues, included with application software licenses, are recognized as the services are performed.
Software support revenues principally include contracts for remote dial-up problem diagnosis and maintenance and corrective support services, each of which covers a specified period for which revenue is recognized ratably over the corresponding contract period. Services and other revenues include project management, training, consulting, custom programming services, post-contract support obligations and others services, which are provided under separate contract and are recognized as services are performed. Revenue from professional services and maintenance and support services typically increase as the number of installed systems increases.

Cost of products sold includes the cost of hardware sold, costs of third party software licenses and hardware support subcontracts. Client service expense includes the direct and indirect costs associated with implementation and support personnel. Software development costs include the direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and software amortization expense, reduced by capitalized software development costs. Software development costs are expensed until such time as technological feasibility is established and then are capitalized in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Sales and marketing costs include direct and indirect salaries, commissions, joint marketing costs, advertising, trade show costs, user group cost and travel and entertainment expenses related to the sale and marketing of the Company's products and services. General and administrative expenses include salaries and expenses for corporate administration, financial, legal and human resources.

The sales cycle for the Company's systems is typically six to eighteen months from initial contact to contract signing. The product delivery cycle is variable. Based on the customer's implementation plan, product delivery may take two or more years, particularly with enterprise-wide electronic healthcare record solutions involving significant and continuing customer service requirements. Accordingly, the product delivery cycle depends upon the combination of products purchased and the implementation plan defined by the customer in the master sales agreement. Each customer contract is separately negotiated.
The installation schedules for clinical information systems, or departmental electronic healthcare record implementations, typically require six to twelve months. Under its standard master sales agreement, the Company generally receives a partial payment upon execution of the agreement, a hardware installment payment upon delivery of hardware, installation progress payments upon the completion of defined milestones and final payment, which may vary with each contract.



Results of Operations

The following table sets forth, for each of the periods indicated, certain selected statement of operations data expressed as a percentage of total operating revenues:

                                                  1995       1996       1997

Operating revenues:

  Computer system equipment sales and support     10.4 %     20.0 %     14.1 %

  Application software licenses                   33.2       32.7       35.4

  Software support                                35.6       30.8       30.0

  Service and other                               20.8       16.5       20.5

     Total operating revenues                    100.0      100.0      100.0

Costs and expenses:

  Cost of products sold                            8.3       18.0       14.5

  Client services expenses                        33.6       32.9       31.0

  Software development costs                      19.5       15.5       16.2

  Sales and marketing                             22.7       23.5       24.9

  General and administrative                      17.8       13.0       12.5

  In-process research and development               --       75.9         --

     Total costs and expenses                    101.9      178.8       99.1

  Operating income (loss)                         (1.9)     (78.8)       0.9

  Other income (expense)                          (2.9)       0.1        2.0

  Income taxes                                      --         --         --

  Net earnings (loss)                             (4.8)%    (78.7)%      2.9 %



Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Revenues. The Company's total consolidated revenues were $36,545,000 for the year ended December 31, 1997, compared to $19,826,000 for the corresponding period of 1996, representing an increase of $16,719,000 or 84.3%. During the year ended December 31, 1997 the Company reported pathology revenues of $15,784,000, representing an increase of $14,913,000 over similar revenues in 1996, attributable to the acquisition of CoMed in late 1996. Radiology revenues resulting from the Maxifile and PACsPlus+ product line acquired with DMI in May 1996, increased to $7,736,000 from $5,182,000 or by $2,554,000.
Management attributes this increase to the expanded market reach for the Company's product line that cross selling has provided post acquisition of DMI and CoMed. Laboratory information system revenue for the year ended December 31, 1997, declined by $872,000 to $8,004,000 compared to $8,876,000 reported for the same period 1996. LabPro 2000 installations during 1997 consisted of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal
associated application software license revenue.   In addition,
imaging revenues declined by $263,000 to $3,382,000 and other revenues increased by $387,000 to $1,639,000. The Company has experienced lengthened initial sales cycles for the DynamicVision product released for general availability in November 1996. Other revenues have increased principally as a result of converting add-on business from a customer base expanded through acquisitions.

Computer system equipment sales and support revenues during the year ended December 31, 1997 increased $1,182,000 to $5,154,000 compared to $3,972,000 for 1996, but declined as a percentage of total revenues to 14.1% from 20.0% . Management does expect a higher continuing involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines, as a result of the Company's emphasis on offering a sole source solution to customers. However, the increase in application software license revenues during 1997 overshadowed the increase in hardware revenues. Hardware revenues can cause significant fluctuations in top line performance, but traditionally have had nominal impact on earnings due to its relatively low margins compared with other sources of Company revenue.

Application software license revenue during 1997 increased by $6,443,000 or to 35.4% of total revenues compared to 32.7% during 1996. The Company recognized pathology application software license revenue of $7,639,000 during 1997, while during 1996 there was $597,000 of pathology revenues. The pathology product line was acquired with CoMed in December of 1996. Imaging software application license revenues decreased $268,000. The DynamicVision product introduction announced in November 1996 is now completing initial sales cycles. Radiology software application license revenues increased $128,000 as a result of post acquisition cross-marketing capabilities, and deliveries on a five site sale consummated during the third quarter 1997. The decline in laboratory software application license revenues of approximately $467,000 is attributed to installations of LabPro 2000 during 1997 consisting primarily of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal associated application software revenue. Additionally, realignment of the laboratory sales force after the acquisition of Dynacor, including integration of the new Premier Series lab product, contributed to this decrease by diverting attention from the normal sales process.

Software support revenues increased $4,873,000 to $10,978,000 for 1997, compared to $6,105,000 for the same period one year ago, an increase of 79.8%. The acquisition of CoMed resulted in 1997 software support revenues from pathology of $4,363,000. Additionally, successful installations continue to result in accretions in software support revenues. As of December 31, 1997, the Company's recurring annualized billable support base has increased to $12.6 million, and an additional $1.2 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues increased by $4,221,000 to $7,496,000 from $3,275,000. This increase principally results from the training and implementation services in connection with pathology system installations to the United States Department of Defense Military Treatment Facilities, and the five site radiology system sale closed during the third quarter of 1997.

Cost of Products Sold. Cost of products sold as a percent of total revenues for 1997 decreased by 3.5% to 14.5% from 18.0% for 1996. Although, hardware revenues during 1997 decreased
5.9% to 14.1% from 20.0%, approximately $1,098,000 of costs attributable to third party software licensing, or 3.0% of total revenues, were included in the cost of products sold. Third party software licensing costs result from the purchase of the Mumps operating system in connection with both the newly acquired pathology and radiology product lines, and royalties to IBM in connection with imaging sales.

Client Services Expense. Client services expense for 1997 increased $4,790,000 to $11,321,000 from $6,531,000 for 1996.
However, as a percentage of total revenues during the respective periods, client services expense decreased to 31.0% from 32.9%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line, and the general release of CoPath C/S. These increased costs were more than offset by the increase in total revenues.

Software Development Costs. Software development costs for 1997 increased $2,839,000 to $5,914,000 from $3,075,000, an increase of .7% of total revenues to 16.2% from 15.5% incurred during 1996. This department was reorganized during the fourth quarter of 1996 to coordinate the talent of the DMI and CoMed acquisitions. The Company capitalized $3,906,000 of software development costs during 1997 compared to $1,618,000 for 1996. As outlined in the Company's secondary offering in September 1996, the Company continues to significantly invest in development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for 1997 increased by $4,465,000 to $9,123,000 from $4,658,000, an increase of 1.4% of total revenues to 24.9% from 23.5% for the same period of 1996. During late 1996 and the first half of 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's new DynamicVision product line, and the general release of CoPath C/S, Maxifile C/S, and PACsPlus+ product lines in 1997.

General and Administrative Expenses. General and administrative expenses for 1997 increased by $1,976,000, to $4,554,000 from $2,578,000 incurred during 1996, but decreased as a percentage of total revenues by .5% to 12.5% from 13.0%. The Company has experienced considerable growth through the recent purchase acquisitions of CoMed and DMI and the pooling of Dynacor. Additionally, $279,000 of compensation has been accrued and expensed for 1997 under the management incentive compensation plan. There was no such expense incurred during the same period in 1996. Despite these cost increases, the Company has experienced offsetting cost reductions, principally in finance and administration, associated with consolidating the recent acquisitions.

Other Income (Expense). Net other income for 1997 increased by $710,000 to income of $731,000, as compared to $21,000 for 1996.
Interest income increased by $441,000, and interest and other expenses decreased by $269,000 for 1997 principally due to the availability of proceeds resulting from the Company's successful secondary offering completed in the fourth quarter of 1996.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Operating Revenues. The Company's total consolidated operating revenues were $19,826,000 for the year ended December 31, 1996, as compared to $12,088,000 for the corresponding period in 1995, representing an increase of $7,738,000 or 64.0%. This revenue increase was attributable to the inclusion of $5,182,000 in revenues from radiology systems sales resulting from the May 1996 acquisition of DMI, and $871,000 in revenues from anatomic pathology system sales resulting from the December 1996 acquisition of Collaborative Medical Systems, Inc. The balance of this increase was principally attributable to $3,645,000 in revenues from imaging system sales resulting from the introduction in 1996 of the Company's new DynamicVision product line, which more than offset the $2,360,000 decline in revenues from laboratory information system ("LIS") sales.

Computer system equipment sales and support revenues were $3,972,000 during the year ended December 31, 1996 as compared to $1,249,000 for the same period in 1995, representing an increase of $2,723,000 or 218%. This increase was primarily attributed to growth from imaging, radiology and pathology system sales. The Company anticipates a continued higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology, and radiology product lines due to the relative complexities associated with the installation process as well as the Company's strategy of offering a sole source solution to its customers.

Application software license revenues were $6,475,000 for 1996, as compared to $4,015,000 for 1995, representing an increase of $2,460,000 or 61.3%. The Company had no new LabPro 2000 systems sales during 1996. LabPro




2000 installations during 1996
consisted solely of migrations converting from the prime computer platform to the IBM AS/400 platform, for which the Company did not charge any application license fees. As a result, LIS application software license revenues declined by approximately $1,800,000. However, during 1996, $2,360,000 of radiology system application license revenues were recognized, $1,361,000 of imaging software revenues were recognized, and $597,000 of pathology software revenues were recognized, with no such corresponding revenues recognized in 1995.

Software support revenues were $6,105,000 for 1996, as compared to $4,306,000 for 1995, representing an increase of $1,799,000 or 41.8%. This increase was primarily due to radiology systems support revenues of $992,000 resulting from the acquisition of DMI. Continued successful clinical system installations also increased software support revenues.

Services and other revenues for 1996 were $3,275,000, as compared to $2,519,000 for 1995, representing an increase of $756,000 or 30.0%. This increase was primarily attributable to a shift of resources to billable professional services from non-billable customer support stabilization undertaken as part of the Restructuring Plan in 1995, as well as additional revenues from professional services efforts related to complex systems integrations and implementations.

Cost of Products Sold. The cost of products sold was $3,567,000 for 1996, as compared to $1,009,000 for 1995, representing an increase of $2,558,000 or 253.5%. This increase was primarily attributable to a higher percentage of hardware revenues in 1996, the payment of approximately $381,000 of licensing fees to IBM in connection with imaging software application revenues and the inclusion of third party software products in radiology and pathology system sales.

Client Services Expenses. Client services expenses were $6,531,000 in 1996 as compared to $4,063,000 in 1995, an increase of $2,468,000 or 60.7%. This increase was primarily the result of client services expenses attributable to the radiology product line acquired in 1996, and increased professional staffing in anticipation of professional services requirements associated with the related consolidation of DMI and CoMed, and the general availability of DynamicVision and PACsPlus+.

Software Development. Software development costs were $3,075,000 for 1996, as compared to $2,352,000 for 1995, representing an increase of $723,000 or 30.7%. During 1996 $1,618,000 of software development costs were capitalized, as compared to $1,174,000 in 1995, representing an increase of $444,000 principally due to intensified activity on DynamicVision and PACsPlus+. However, the consolidation of the DMI development personnel and amortization of $229,000 in 1996 attributable to the acquisition of the radiology product line resulted in the increased software development costs.

Sales and Marketing Expenses. The Company's sales and marketing expenses were $4,658,000 for 1996, as compared to $2,743,000 for 1995, representing an increase of $1,915,000 or 69.8%. This increase was primarily attributable to additional sales and marketing personnel hired or employed in anticipation of the general availability of DynamicVision, PACsPlus+, and inclusion of similar costs acquired with DMI.

General and Administrative Expenses. General and administrative expenses were $2,578,000 for 1996, as compared to $2,155,000 for 1995, representing an increase of $423,000 or 19.6%. Goodwill resulting from the CMSI acquisition increased amortization by $40,000. The remaining $383,000 increase was incurred to support the Company's growth including the consolidation of DMI and CoMed.

In-Process Research and Development. During 1996 a non-recurring charge of $15,058,000 for in-process research and development was taken in connection with the acquisition of CMSI.

Other Income (Expense). Net other income for 1996 was $21,000, as compared to a net other expense of ($355,000) for 1995, an improvement of $376,000. Interest expense and financing costs decreased by $77,000 and interest income increased by $299,000 primarily as a result of $22,605,000 of net proceeds from a secondary offering of 4,334,500 shares of common stock received during October 1996.



Liquidity and Capital Resources

As of December 31, 1997 the Company had cash equivalents of $6,466,000 and working capital of $6,534,000, and a working capital ratio of 1.59 to 1.

Accounts receivable and unbilled receivables as of December 31, 1997 increased from similar balances on December 31, 1996 by $440,000 and $789,000, or increases of 7.8% and 37.3%, respectively. These balances as a percentage of the Company's total annualized revenues continue to decline. As a result, days sales outstanding in accounts receivable and unbilled receivables has declined to 60.6 days and 29.0 days, respectively, as of December 31, 1997.

Contracts receivable as of December 31, 1997 increased $2,399,000 to $3,092,000 as compared to the balance of $693,000 on December 31, 1996. The Company entered into a licensing agreement with Sunquest Information Systems, Inc. resulting in initial licensing fees receivable in three installments of $1,000,000 each. The first installment was collected upon signing on February 7, 1997. As of December 31, 1997, the remaining two installments are contractually due in February, 1998 and February, 1999, and had a carrying value of $1,908,000. Subsequent to December 31, 1997 the 1998 installment was received. In addition, during 1997 the Company entered into an agreement with a customer for a five site radiology system installation priced on a "Per Procedure" basis. The customer committed to a minimum number of monthly procedures at a fixed price per procedure for a period extending 60 months from completion of installation. The contract receivable was established at the present value of the guaranteed minimum payments and the estimated residual in accordance with generally accepted accounting principles. The guaranteed minimum payments were sold during the fourth quarter of 1997 at an immaterial gain to the Company. The remaining change in contracts receivable is attributable to scheduled collections on monthly installment receivables from radiology information system customers. As of December 31, 1997 all contract receivables were current with applicable payment terms.

Other current assets as of December 31, 1997 declined $278,000 to $792,000 from the 1996 year end balance of $1,070,000, as a result of realization of other asset balances acquired through CoMed. The cash surrender value of terminated life insurance of approximately $110,000 collected by the Company, and vendor advances returned to the Company of approximately $145,000 significantly accounted for this change.

During 1997 the Company capitalized $3,906,000 of software development costs and purchased $1,841,000 of additional property and equipment exclusive of the acquisition of Dynacor in May 1997. Development efforts resulted in the general availability of CoPath Client Server during the first quarter of 1997, and significant enhancements to DynamicVision resulting in three newly live installations as recently announced. The Company also continued to develop enhancements to PACsPlus+ and began developing a client server version of Maxifile for radiology. Property purchases were made primarily to
accommodate the growth of the Company.   First, the Company
uniformly equipped the offices of the recently acquired CoMed operation in Waltham, Massachusetts and Dynacor in Minneapolis, Minnesota. Additionally, the Company acquired computer equipment for the sales force to automate sales pipeline management, and a new telephone system. The Company plans to continue an aggressive internal and external growth strategy.

Accounts payable and accrued expenses increased $193,000 to $3,023,000 as of December 31, 1997 from $2,830,000 as of
December 31, 1996. As of December 31, 1997 the Company accrued $279,000 of compensation under an approved management incentive compensation plan. There were no such accrued costs during 1996.

Deferred revenue as of December 31, 1997 increased by $1,303,000 to $6,456,000 from $5,153,000. During the third quarter 1997, the Company received a renewal for the Department of Defense ("DOD") military treatment facilities software support agreement. This support extends from October 1, 1997 through September 30, 1998, and resulted in an increased deferred revenue of $938,000 as of December 31, 1997. In addition, as of December 31, 1997, $216,000 of revenue under the multi-site radiology sale was deferred pending final delivery and completion of installation and training services. The remaining increase is principally attributable to a general increase in revenue activity.



Advanced billings as of December 31, 1997 declined by $1,718,000 to $1,260,000 from the 1996 year end balance of $2,978,000.
Deliveries to the DOD hospitals during 1997 were significantly billed and paid in advance prior to December 31, 1996.

Other current and non-current liabilities as of December 31, 1997 decreased by an aggregate of $277,000 from the December 31, 1996 balance of $1,092,000 to $815,000. During the fourth quarter of 1997 the Company pledged the estimated residual due on the Per Procedure contract receivable, against an installment promissory note payable with a balance of approximately $360,000 as of December 31, 1997. This increase in other liabilities was more than offset by the retirement of $391,000 of pre-existing Dynacor debt post acquisition in May 1997, and other debt repayments.

During 1997, the Company received $609,000 in proceeds from the exercise of employee options and warrants.

As of December 31, 1997 the Company had net operating loss carryforwards for federal income tax purpose of approximately $12.2 million, which can be used to offset Federal taxable income in future years. Future equity offerings combined with sales of the Company's equity during the preceding years may cause changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, which will limit the use of the Company's net operating loss carryforward existing as of the date of the ownership change. In the event the Company has taxable income in the future, a change of ownership under
Section 382 may result in the application of such limitations and could have a material adverse effect on the Company.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the general release of DynamicVision in November 1996, the 1996 acquisitions of CoMed and DMI, the general release of CoPath C/S, Maxifile C/S and PACsPlus+, and the May 1997 merger with Dynacor.

Management believes that existing cash and cash equivalents together with funds generated by operations will be sufficient to meet operating requirements for at least the next twelve months.

Inflation and Changing Prices

The Company believes that the general state of the economy and inflationary trends have only a limited effect on its business. Historically, inflation has not had a material effect on the Company. Changing prices of computer hardware could have a material effect on the cost of materials sold and the related selling price of software and hardware sales.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (Statement 128). Statement 128 specifies modifications to the computation of earnings per share from those historically utilized by the Company. Under Statement 128, "basic" earnings per share is computed based upon the weighted average number of common shares actually outstanding, and "diluted" earnings per share is computed based upon the weighted average number of common shares and dilutive potential common share equivalents. Retroactive application of Statement 128 had no impact on earnings per share information as previously reported.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. Statement 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Statement 130 is effective for fiscal years beginning after December 15, 1997. During 1995, 1996 and 1997, the Company did not have any components of other comprehensive income as defined by Statement 130.

In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 131,
"Disclosures about Segments of an Enterprise and Related
Information" (Statement 131).  Statement 131




requires that an enterprise disclose certain information about operating segments. Statement 131 is effective for financial statements for periods beginning after December 15, 1997.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. The impact of SOP 97-2 does not materially alter the Company's revenue recognition methods.


                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND 1997

                                                     1996             1997

ASSETS
Current assets:
  Cash and cash equivalents                      $ 11,450,436  	 	$  6,465,685
  Restricted cash                                      60,000               --
  Accounts receivable, net                          5,626,209        6,066,305
  Unbilled receivables                              2,111,813        2,900,702
  Contracts receivable - current                      336,499        1,409,571
  Other current assets                              1,069,705          792,038
     Total current assets                          20,654,662       17,634,301

Property and equipment, net                         2,835,941        3,699,761
Capitalized software development costs, net         5,428,445        7,830,349
Goodwill, net                                       2,478,103        2,070,581
Contracts receivable - non-current                    356,337        1,682,780
Other assets                                           71,727           59,258
                                                  $31,825,215  	  	$32,977,030

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses           $ 2,830,130      $ 3,023,349
  Deferred revenue                                  5,153,264        6,456,120
  Advance billings                                  2,978,417        1,259,876
  Other                                               501,511          361,107
     Total current liabilities                     11,463,322       11,100,452
Other                                                 590,987          453,788
     Total liabilities                             12,054,309       11,554,240

Shareholders' equity:
  Series CM preferred stock ($.01 par value;
    issued and outstanding 6,000 shares as of
    December 31, 1996).                                    60 	 	           --
  Common stock ($.01 par value; authorized
    40,000,000 shares; issued and outstanding
    17,007,153 and 18,008,210 shares in 1996
    and 1997, respectively).                          170,072          180,082
Additional paid-in capital                         43,701,731       44,300,707
Deficit                                           (24,100,957)     (23,057,999)

     Total shareholders' equity                    19,770,906       21,422,790
                                                  $31,825,215      $32,977,030


See notes to consolidated financial statements.




              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                          1995          1996          1997
Operating revenues:
  Computer system equipment sales
    and support                       $1,248,500     $ 3,971,549  	$ 5,154,256
  Application software licenses        4,014,533       6,474,674    12,917,390
  Software support                     4,306,053       6,104,933    10,977,540
  Services and other                   2,518,866       3,275,124     7,495,923
     Total operating revenues         12,087,952      19,826,280    36,545,109
Costs and expenses:
  Cost of products sold                1,009,046       3,566,608     5,321,053
  Client services expense              4,063,376       6,530,687    11,321,158
  Software development costs           2,351,639       3,074,728     5,913,550
  Sales and marketing                  2,743,348       4,658,070     9,123,366
  General and administrative           2,155,103       2,577,776     4,554,028
  In-process research and development         --      15,057,869            --
     Total costs and expenses         12,322,512      35,465,738    36,233,155
     Operating income (loss)            (234,560)    (15,639,458)      311,954
Other income (expense):
  Interest expense and financing costs  (397,563)       (320,685)      (51,661)
  Interest income and other               42,281         341,771       782,665
      Total other income (expense)      (355,282)         21,086       731,004
Earnings (loss) before income taxes     (589,842)    (15,618,372)    1,042,958
Income taxes                                  --              --            --
Net earnings (loss)                  $  (589,842)   $(15,618,372)   $1,042,958

Net earning (loss) available for
  common shareholders                $  (614,686)   $(15,869,409)   $1,042,958

Earnings (loss) per common share
  Basic and diluted                  $     (0.09)   $      (1.72)   $     0.06

Weighted average number of common
  shares outstanding                   6,693,294       9,224,775    17,905,214


See notes to consolidated financial statements.




          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                         Additional
                  Series A  Series B  Series CM  Common  Paid-In
                  Preferred Preferred Preferred  Stock   Capital    Deficit

Balance, January 1,
 1995, as previously
 Reported          $    -   $     -   $  -   $ 59,678 $ 8,879,296 $ (8,437,008)
Adjustment in
 connection with
 pooling of
 Interests              -         -      -      2,500     119,425      544,265
Balance, January 1,
 1995, as restated      -         -      -     62,178   8,998,721   (7,892,743)

  Common stock
   issued to resolve
   acquisition
   contingency          -         -      -      6,100     603,900            -
  Conversion of
   Subordinated
   Convertible
   Notes            9,688          -     -          -     760,062            -
  Issuance of Series
   B Preferred Stock    -     37,500     -          -   2,601,005            -
  Issuance of Warrants  -          -     -          -      25,000            -
  Exercise of Stock
   Options              -          -     -         50       4,950            -
  Employee Stock
   Purchase Plan        -          -     -        288      26,525            -
  Issuance of common
   stock                -          -     -          -      50,000            -
  Net Loss              -          -     -          -           -     (589,842)
Balance,
 December 31, 1995  9,688     37,500     -     68,616  13,070,163   (8,482,585)

  Conversion of
   Series A
   Preferred Stock (9,688)         -     -      9,688           -            -
  Conversion of
   Series B
   Preferred Stock      -    (37,500)    -     37,500           -            -
  Preferred Stock
   Dividends            -          -     -          -    (275,881)           -
  Issuance of Common
   Stock                -          -     -     43,345  22,673,919            -
  Exercise of Stock
   Options              -          -     -        609     142,434            -
  Employee Stock
   Purchase Plan        -          -     -        314     101,156            -
  Common Stock
   issued to effect
   CMSI acquisition     -          -     -     10,000   4,990,000            -
  Issuance of Series
   CM Preferred Stock
   in connection with
   the CoMed
   acquisition          -          -    60          -   2,999,940            -
  Net loss              -          -     -          -           -  (15,618,372)
Balance,
 December 31, 1996      -          -    60    170,072  43,701,731  (24,100,957)

  Conversion of Series
   CM Preferred Stock   -          -   (60)     5,650      (5,590)           -
  Exercise of Stock
   Options & Warrants   -          -     -      3,721     384,387            -
  Employee Stock
   Purchase Plan        -          -     -        639     220,179            -
  Net income            -          -     -          -           -    1,042,958
Balance,
 December 31, 1997  $   -     $    -   $ -   $180,082 $44,300,707 $(23,057,999)


See notes to consolidated financial statements.




                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                          1995          1996            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                   $ (589,842)   $(15,618,372)   $1,042,958
Adjustments to reconcile net
 earnings (loss) to net cash
 provided (used) by operating
 activities:
  Depreciation and amortization        1,353,230       1,900,211     3,016,713
  Book value of disposed property             --          64,875        20,074
  Purchased in-process research
   and development                            --      15,057,869            --
Changes in assets and liabilities:
  Accounts receivable                   (869,611)      1,017,582      (440,096)
  Unbilled receivables                   213,345      (1,371,029)     (788,889)
  Contracts receivable                        --        (201,737)   (2,399,515)
  Other                                   39,690         169,619        73,144
  Accounts payable and accrued expenses (333,753)        (53,683)      193,219
  Deferred revenue                       504,923         372,217     1,302,856
  Advance billings                      (283,540)     (1,005,682)   (1,718,541)
     Net cash provided (used)
      by operating activities             34,442         331,870       301,923

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of net assets of
   Dimensional Medicine Inc.                  --      (1,349,389)           --
  Purchase of Collaborative
   Medical Systems, Inc.                      --      (6,591,075)           --
  Capitalized software development
   costs                              (1,173,577)     (1,618,060)   (3,906,254)
  Purchases of property and equipment   (393,603)     (1,098,553)   (1,841,306)
  Restricted cash released/(deposited)   (50,000)             --        60,000
     Net cash used in investing
      activities                      (1,617,180)     10,657,077)   (5,687,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under line
   of credit, net                     (2,788,401)             --            --
  Borrowings (repayments) under bank
   note payable                        2,800,000      (2,800,000)           --
  Proceeds from issuance of common
   stock                                  81,813      22,961,777       608,926
  Proceeds from issuance of
   Subordinated Convertible Notes        775,000              --            --
  Proceeds from issuance of Series
   B Preferred Stock                   2,638,505              --            --
  Proceeds from issuance of warrants      25,000              --            --
  Payment of preferred stock dividends        --        (275,881)           --
  Borrowings (repayments) on longterm
   debt and capital lease obligations    215,720        (400,619)     (208,040)
  Other                                   (5,250)             --            --

     Net cash provided (used) by
      financing activities             3,742,387      19,485,277       400,886

Net increase (decrease) in cash and
 cash equivalents                      2,159,649       9,160,070    (4,984,751)
Cash and cash equivalents, beginning
 of year                                 130,717       2,290,366    11,450,436
Cash and cash equivalents, end of
 year                                 $2,290,366     $11,450,436   $ 6,465,685

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Interest paid                       $  397,563     $   320,685   $    51,661

  Income taxes paid (received)        $        0     $         0   $         0



See notes to consolidated financial statements.



             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


A.		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Dynamic Healthcare Technologies, Inc. develops, markets and supports clinical information systems and electronic health record solutions in the healthcare industry. The specific market segments in which the Company participates include Clinical Workstations, Document Imaging, Diagnostic Imaging, Laboratory Information Systems, Radiology Information Systems, Pathology Information Systems and Perioperative (Anesthesiology) Information Systems. All of the Company's products are complementary with and contribute to the creation and maintenance of the electronic health record.

Basis of Consolidation - The consolidated financial statements include the accounts of Dynamic Healthcare Technologies, Inc. and its wholly-owned subsidiary, Collaborative Medical Systems Corp. which was incorporated on November 27, 1996 (collectively the "Company" or the "Registrant"). All significant intercompany transactions and accounts have been eliminated in consolidation.

On May 1, 1996, Dimensional Medicine, Inc. ("DMI") was purchased by and merged into DMI Acquisition Corporation ("DMIAC"), a newly formed wholly owned subsidiary of the Registrant. The transaction was consummated by purchasing all of the outstanding common stock and retiring and assuming certain debt obligations of DMI. The acquisition has been accounted for using the purchase method. On September 2, 1996, DMIAC was merged with and into the Company.

On December 17, 1996, Collaborative Medical Systems, Inc. ("CoMed") was purchased by an merged into Collaborative Medical Systems Corp. ("CMSI"), a newly formed wholly owned subsidiary of the Registrant. The transaction was consummated by purchasing all of the outstanding stock of CoMed using both available cash, and common and preferred stock of the Company. The acquisition was accounted for using the purchase method. Upon consummation of the transaction the Company wrote off the acquired in-process research and development (see also Note H).

Accounts Receivable - Accounts receivable is stated at net book value less an allowance for doubtful accounts of $326,100 and $307,000 for the years ended December 31, 1996 and 1997, respectively. Bad debt expense for each of the years ended
December 31, 1995, 1996, and 1997 was $0, $0, and $0,
respectively.

Property and Equipment Property and equipment is stated at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, ranging from five to ten years, using the straightline method.

Software Development Costs Costs incurred to establish the technological feasibility of computer software products are research and development costs and are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Amortization of capitalized software development costs for the years ended December 31, 1995, 1996 and 1997 were $798,710, $1,128,402, and $1,484,276 respectively. Accumulated amortization of capitalized software development costs is $3,368,000 and $4,829,000 at December 31, 1996 and 1997,
respectively. Capitalized software development costs are amortized using either the straightline method over the estimated economic life of the products (currently five years) or the ratio of current revenues to current and anticipated revenues for the product, whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value of that asset are expensed. No such expense has been recorded for the years ended December 31, 1995, 1996 and 1997.



Goodwill Goodwill is stated at cost less accumulated amortization. Goodwill is amortized using the straight line method over a period of seven years. Amortization of goodwill for the years ended December 31, 1995, 1996, and 1997 was $155,000, $165,000, and $408,000, respectively. Accumulated goodwill amortization for the years ended December 31, 1996 and 1997 is $375,000 and $782,000, respectively. The Company assesses the recoverability of goodwill based upon projected operations over a period which represents the approximate remaining life of goodwill. The Company evaluates the recoverability of goodwill based on this forecast of future cash from operations and income, and using a discount rate that reflects the Company's average cost of funds.

Revenues Revenues are derived from the sale of computer hardware, licensing and sublicensing of software, professional and technical consulting services, and maintenance and support services. Each customer contract is negotiated separately. Application software licenses and computer system equipment revenues are recorded when hardware and application software are delivered. Installation and training revenues, which are included with application software licenses revenues in the statements of operations are recognized as the services are performed. Software support revenues principally include contracts for continuing support services which cover a specific period, and from which revenue is recognized ratably over the period of the contract. Also included in software support revenue are revenues from other significant continuing obligations and post contract support obligations, which are typically under separate contract and are recognized as the services are performed. Services revenues are recognized as the services are performed.

Employee Benefit Plan The Company has a 401(k) defined contribution savings plan covering all fulltime employees. Eligible employees may elect to defer up to 20% of their compensation, but limited to the maximum allowed by the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors and amounted to $85,216, $186,829 and $420,487 in 1995, 1996 and 1997, respectively.

Stock-Based Employee Compensation Plans - The Company's employee stock option plans are accounted for under APB Opinion 25, Accounting for stock issued to employees, and related interpretations.

Income Taxes Deferred income taxes are provided on items that are recognized in different reporting periods for financial accounting and income tax purposes using the then enacted tax rates.

Earnings Per Share - Basic earnings per share is computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise for the exercise of stock options and warrants, if dilutive.

Cash Equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to revenue recognition on contracts and to the recoverability of software development costs and goodwill. Actual results could differ from those estimates.

Concentration of Credit Risk - The Company generates revenue primarily through sales to entities operating within the healthcare industry located throughout the United States. Due to this concentration, substantially all receivables at December 31, 1996 and 1997, are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other conditions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash in deposits with major financial institutions, in U.S. government agency securities and in commercial paper of companies with strong credit ratings. Generally, the investments mature within 90 days and, therefore, are subject to little risk. The Company has not experienced losses related to these investments.





Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of the Company's financial instruments: The fair value of cash and cash equivalents approximates its carrying amounts because of the short maturity of those instruments. The fair value of contract receivables approximates its carrying value, and is estimated by discounting the guaranteed minimum payments and unguaranteed contract residuals at the imputed incremental borrowing rates of the related customers (see also Note D herein). The fair value of bank note payable is estimated based on the current rates available to the Company for debt of the same remaining maturities and approximates its carrying amount.

Reclassifications Certain prior year balances have been reclassified to conform to the 1997 presentation.


Merger with Dynacor, Inc.

On May 22, 1997, the Company merged with Dynacor, Inc. in a business combination accounted for as a pooling-of-interests. Dynacor, Inc. engaged in the production and sale of software used in hospitals and large clinic laboratories. The Company issued 250,000 shares of common stock ($.01 par value) in exchange for all of the outstanding common stock (no par value) of Dynacor. The accompanying financial statements for 1997 are based on the combined companies for the full year, and financial statements for 1995 and 1996 have been restated to give effect to the combination.

Summarized results of operations of the separate companies for the period from January 1, 1997 through March 31, 1997, the interim period nearest the date of acquisition, are as follows:

                                    Company as reported          Dynacor, Inc.
Total operating revenue             $9,670,159                   $1,077,877

Net earnings (loss)                 $3,032,243                   $  (57,487)


The summarized assets and liabilities of the separate companies on March 31, 1997, the interim period nearest the date of acquisition, were as follows:

                                    Company as reported          Dynacor, Inc.
Cash and equivalents                $ 10,760,706                 $  168,817
Accounts receivable, net               4,206,732                    513,685
Other current assets                   4,044,882                    133,136
Property and equipment, net            2,884,502                    240,805
Capitalized software, net              4,952,008                    862,782
Other assets                           3,642,130                      7,664
                                      30,490,960                  1,926,889
Current liabilities                  ( 7,481,890)                (1,339,828)
Long-term liabilities                (   177,198)                (  360,104)
                                    $ 22,831,872                $   226,957


Following is a reconciliation of the amounts of operating revenue and net earnings (loss) previously reported for 1995 and 1996 with restated amounts:

                                           Year ended December 31,
                                         1995                       1996

Operating revenue:
     As previously reported          $ 8,886,336               $ 16,570,208
     Acquired company                  3,201,616                  3,256,072
     As restated                     $12,087,952               $ 19,826,280

Net earnings(loss):
     As previously reported          $  (512,623)              $(15,151,342)
     Acquired company                   ( 77,219)               (   467,030)
     As restated                     $  (589,842)              $(15,618,372)


B.		RESTRICTED CASH

As of December 31, 1996 restricted cash of $60,000 represents a certificate of deposit required to secure a standby letter of credit. The letter of credit is required by the former health insurance provider of Collaborative Medical Systems Inc. and expired on March 10, 1997.


C.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       December 31,
                                                   1996            1997
Furniture and fixtures                         $  743,640 	    $  845,992

Equipment                                       4,461,326       6,161,529

Leasehold improvements                            142,772         181,523

                                                5,347,738       7,189,044

Less accumulated depreciation and amortization  2,511,797       3,489,283

                                              $ 2,835,941     $ 3,699,761


D.  			CONTRACTS RECEIVABLE:

Contracts receivable represent receivables from customers under long-term financing arrangements.

During the quarter ended March 31, 1997, the Company entered into a value-added re-marketing agreement with Sunquest
Information Systems, Inc. ("Sunquest") for the non-exclusive sale of CoPath Client/Server product licenses. The initial license fee of $3,000,000 is receivable in three (3) annual installments of $1,000,000 due in February 1997, 1998 and 1999.
As of December 31, 1997 contract receivables includes $1,908,311 under this contract representing the present value of the two remaining installments with an imputed interest rate of 8.25%.
Subsequent to December 31, 1997 the 1998 installment was collected.

On July 5, 1997, the Company entered into a multi-site radiology information system sale payable in varying monthly installments extending through March 2002. Total minimum installments due under this contract aggregate $5,754,000. Deferred revenue equal to the present value of the minimum payments and estimated residual value discounted at an imputed rate of 8.5%, of $3,618,000 was initially recorded. During 1997, $3,402,000 of revenue was recognized upon implementation of the system and $125,000 of interest income was recognized on the related contract receivable. On November 28, 1997 the Company assigned its rights to receive minimum payments under this contract to a third party in exchange for cash.

Also included in contracts receivable are other amounts due from customers in monthly installments of principal and interest with initial terms ranging from one to five years. The future minimum principal payments to be received under contract receivables as of December 31, 1997 are summarized as follows:


                 For the Years Ending December 31,

                 1998                   $1,409,571
                 1999                    1,076,233
                 2000                      117,135
                 2001                      103,426
                 2002                       23,261
                 Thereafter                362,725
                 Total                  $3,092,351


E.		LEASES

The Company leases certain equipment and office space under non-cancelable operating leases. The leases call for monthly payments over terms of three to five years and include renewal options. With respect to the equipment leases, the Company is liable for all taxes, repairs and insurance. Total rent expense on all operating leases was $309,000, $603,000 and $1,217,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

In August 1997 the Company entered into a lease for a new corporate headquarters which begins in 1998 and has a six year term.

The future minimum rental payments under operating leases as of December 31, 1997 are as follows:

                  Year Ending December 31,
                  1998          $1,292,988
                  1999           1,702,836
                  2000           1,028,179
                  2001           1,045,920
                  2002           1,064,109
                  Thereafter     2,365,932
                  Total         $8,499,964


F.	NOTE PAYABLE

Included in other current and long-term liabilities is a note payable (the "Note"). The Note is payable in fixed monthly installments of $7,228, bears fixed interest at a rate of 8.74%, and matures on February 1, 2003. On December 31, 1997 current and long-term portions on the Note were $57,600 and $302,000, respectively.

The Note was issued subject to the terms of the sale of the Company's right to receive minimum payments under a radiology system contract (the "Contract") (see also Note D). The Note plus any accrued interest becomes immediately due should any of the following occur: 1) the Company fails to make a scheduled installment payment, 2) any default in the agreement governing the sale of the minimum payments occurs, or 3) the customer defaults on the terms of the Contract. The Note is secured by all the hardware and software included in the Contract plus any payments due to the Company under the Contract other than the minimum payments sold.

As of December 31, 1997, maturities pursuant to the Note are as follows:


                  Year ending December 31,

                  1998            $ 57,600
                  1999              62,800
                  2000              68,500
                  2001              74,800
                  2002              81,600
                  Thereafter        14,300
                  Total          $ 359,600




G.		CAPITAL STOCK, WARRANTS AND OPTIONS

During 1993, the shareholders approved and the Company adopted a stock warrant and option plan for directors and management employees (the "D&M Plan"), whereby 250,000 shares of common stock were reserved for issuance. During 1997, the shareholders approved increasing shares reserved for issuance pursuant to the D&M Plan to 650,000. Under the D&M Plan directors' and management employee warrants are five year warrants which vest under varying terms and are issued at an exercise price equal to the market price of the Company's common stock on the date of grant. During 1995, the shareholders approved an amendment to the D&M Plan to conform the terms of vesting to 40% upon grant plus 20% per year for each of three years thereafter, and to provide for early vesting upon death or employment termination without cause for all future options granted under the D&M Plan.
 Additionally, annual warrants are issued to certain outside directors at the beginning of that director's third consecutive term in office. Each annual warrant is for 5,000 shares of the Company's Common Stock, has a five year term, has an exercise price equal to the average of the closing bid and ask prices of the Company's Common Stock on the date of issuance, and is fully vested upon issuance. At December 31, 1997 the Company had stock warrants and options outstanding to purchase shares of its common stock under the D&M Plan as follows:

            Number        Presently       Price         Year        Expiration
            of Shares     Exercisable     Per Share     Granted     Date
Directors'
Warrants:     5,000       5,000           $2.25        1993	        June 1998
             25,500      25,500           $2.06        1993         Jan. 1998
             10,000      10,000           $1.93        1994         June 1999
              5,000       5,000           $2.25        1994         June 1999
             15,000      15,000           $1.00        1995         June 2000
             15,000      15,000           $1.97        1996         Mar. 2001
             76,500      45,900           $6.06        1996         May  2001
             10,000       4,000           $5.88        1997         June 2002
Management
Employees'
Options:     32,000      19,200           $4.75        1996         Dec. 2001
             99,999      40,000           $5.44        1997         May  2002
            293,999     184,600



The Company adopted an incentive stock option plan in 1983 for key employees whereby 400,000 shares of common stock were reserved for issuance under the Plan. Options granted vest 40%, 30% and 30% on the first, second and third anniversaries of their issuance, respectively and expire ten years after the date of grant. At December 31, 1997, the Company had granted options of 355,040 shares, of which options for 118,240 shares had been exercised, 231,800 expired unexercised and options for 5,000 shares were exercisable at a weighted average exercise price of $1.81 per share and a weighted average remaining contractual life of 1.9 years. No new options will be granted or were granted after 12/31/92 under the terms of this Plan.

During 1993, the shareholders approved and the Company adopted a new ten year incentive stock option plan for employees whereby 100,000 shares of common stock were reserved for issuance under the Plan. The terms of this 1993 ISO Plan are similar to the 1983 Plan. During 1995 and 1997, the shareholders approved increasing shares reserved for issuance pursuant to the 1993 ISO Plan to 600,000 then 1,500,000, respectively. At December 31, 1997, the Company had granted options of 1,032,957 shares, 73,350 options had been exercised, 103,360 options were terminated and options for 210,911 shares were exercisable at a weighted average exercise price of $3.19 and a weighted average remaining contractual life of 8.2 years. As of December 31, 1997 options for 856,047 shares were outstanding with a weighted average exercise price of $3.84 per share and a weighted average
contractual life of 8.8 years.   Under both the 1983 Plan and
the 1993 Plan, the exercise price for stock options may not be less than the market price of the Company's common stock at date of grant.

As of January 1, 1997 and December 31, 1997, the weighted average exercise prices of options outstanding under the ISO Plans were $3.11 and $3.82, respectively. Additionally, during 1997 the weighted average exercise prices of options exercised, granted and canceled under the ISO Plans were $1.21, $4.47 and $3.56, respectively.



Incentive stock option activity under the 1983 and 1993 Plans and price information follows:

                                                                  Stock Option
                                            Shares                Price Range
Balance at December 31, 1993                371,050               $1.00-$3.06
  Exercised                                 (56,750)              $1.00-$2.25
  Granted                                    34,575               $1.9375
  Canceled                                 (246,125)              $1.00-$3.06

Balance at December 31, 1994                102,750               $1.00-$2.25
  Exercised                                  (5,000)              $1.00
  Granted                                   153,000               $1.00-$1.125
  Canceled                                  (57,700)              $1.00-$2.25

Balance at December 31, 1995                193,050               $1.00-$2.25
  Exercised                                 (35,410)              $1.00-$2.25
  Granted                                   447,500               $1.97-$5.38
  Canceled                                  (28,300)              $1.00-$1.97

Balance at December 31, 1996                576,840               $1.00-$5.38
  Exercised                                 (51,940)              $1.00-$1.97
  Granted                                   397,707               $3.59-$5.19
  Canceled                                  (61,360)              $1.00-$5.00

Balance at December 31, 1997                861,247




During 1993 the shareholders approved and the Company adopted an Employee Stock Purchase Plan effective for a five year period beginning January 1, 1994. The Company reserved 200,000 shares of common stock for issuance under the Plan. During 1997, the shareholders approved increasing shares reserved for issuance to 600,000 shares. The Plan operates in one or more phases of six months each and is open for enrollment by employees working at least 20 hours per week and who have completed at least five months of service. A summary of plan activity is as follows:


Phase #         Phase Ending Date         Shares Issued           Price
1               June 30, 1994               5,274                 $1.650
2               December 31, 1994           2,535                 $ .980
3               June 30, 1995               6,256                 $ .930
4               December 31, 1995          22,575	                $ .930
5               June 30, 1996              14,026                 $2.045
6               December 31, 1996          17,321                 $4.202
7               June 30, 1997              24,005                 $4.20
8               December 31, 1997          40,116                 $3.01
                                          132,108

On July 6, 1994, the Company's Board of Directors, in connection with an employment agreement, granted options to Mr. David Pomerance, the Company's then CEO (now Chairman of the Board), for 250,000 shares of common stock. The options are exercisable for five years from the date of grant in accordance with a vesting schedule of 40% upon grant plus 20% per year for each of three years thereafter at an exercise price equal to the fair market value on the date of the grant of $1.875 per share. On August 23, 1994, the Company's Board of Directors, in connection with an employment agreement, granted options to Mitchel J. Laskey, the Company's President and then COO (now CEO), for 250,000 shares of common stock under similar terms at an exercise price equal to the fair market value on the date of the grant of $1.6875. On September 13, 1995, the Company's Board of Directors reduced the exercise price on Mr. Laskey's and Mr. Pomerance's employment options to $1.00 per share. On May 16, 1996, the Company's Board of Directors, in connection with an employment agreement, granted options to Mr. Nikhil Bhatt, the Company's Senior Vice President and Chief Technical Officer, for 150,000 shares of common stock under similar terms at an
exercise price of $4.8125 which was the average bid and ask price on the date of grant. On December 17, 1996 the Company's Board of Directors, in connection with various other employment agreements, granted options covering 96,000 shares of common stock under similar terms at an exercise price equal to fair market value on the date of the grant of $5.00. On January 1, 1997 the Company's Board of Directors granted additional employment options to Mitchel J. Laskey for 50,000 shares of Common Stock under similar terms at an exercise price of $4.63 which represents the fair market value on the date of grant.
All of these employment option agreements provide for early vesting upon death or employment termination without cause and were issued at exercise prices no less than the fair market value of the shares on the date of grant. As such, in accordance with APB 25 no corresponding compensation expense was recognized.

The Articles of Incorporation authorize 20,000,000 shares of $.01 par value common stock. During 1997, the Company's shareholders approved increasing the number of authorized common shares to 40,000,000.

The Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock, in such series and variations in the relative rights and preferences, including voting rights, if any, between series as the Board of Directors shall determine.

On July 31, 1995 the Company completed a Private Placement Offering issuing $775,000 of Subordinated Convertible Notes, bearing simple interest at 9% per annum, together with detachable warrants to purchase 155,000 shares of the Company's common stock, ("debt warrants"). The warrants are exercisable at $1.00 per common share, and are exercisable for five years from the date of issuance (70,000 in June 1995 and 85,000 in July 1995). On November 28,1995 all of the Subordinated Convertible Notes were converted into 968,750 shares of Series A Preferred Stock. As of December 31, 1996, none of the debt warrants were exercised.

On December 5, 1995 the Company issued 3,375,000 shares of
Series B Preferred Stock for $2.7 million, and on December 29,
1995 issued 375,000 shares of Series B Preferred Stock for an additional $300,000 in Private Placement transactions.

In connection with the Private Placement of the shares of Series B Preferred Stock, the Board of Directors of the Company authorized the issuance on December 8,1995 of warrants to purchase 210,000 shares of the Company's common stock for $1.00 per share to a financial consultant ("Series B warrants") for $25,000. These warrants are exercisable for five years from the date of issuance. As of December 31, 1996, none of the Series B warrants were exercised.

As of December 31, 1996 dividends declared and paid on Series A and Series B Preferred Stock were $57,931 and $217,950, respectively. The Company's registration of the common stock underlying conversion of the Series A and Series B Preferred Stock was declared effective on September 27, 1996. As such on September 27, 1996, 968,750 shares of Series A and 3,750,000 shares of Series B Preferred Stock were converted on a share for share basis to common stock.

On October 2, 1996 the Company received proceeds of $20,941,650 in a common stock offering from the issuance of 3,892,500 shares of common stock at $5.75 per share net of underwriting commissions of $1,440,225. Stock issuance costs incurred amounted to $714,846. Pursuant to the terms of the offering a portion of the proceeds were immediately used to repay the subordinated notes payable of $1,000,000 (see also Note K), the bank note payable of $2,743,882, and related accrued interest.

On October 30, 1996 the underwriters exercised their options to cover over-allotments made in connection with the common stock offering. Upon exercise, the Company received additional proceeds of $2,377,960 from the issuance of 442,000 shares of common stock at $5.75 per share net of underwriting commissions of $163,540.

On December 17, 1996, in connection with the acquisition of CoMed, the Company issued 1,000,000 common shares and 6,000 shares of Series CM Preferred Stock, $.01 par value, to the former shareholders of CMSI. The Series CM Preferred Stock was automatically converted into 564,996 shares of the Registrant's common stock at the close of business on August 29, 1997 ("Contingent Shares"), pursuant to a formula based upon the average closing bid and ask price of the Registrants common stock as quoted on the National Market for the five (5) trading day period ending August 29, 1997 (the "CSAVG"). The CSAVG during this period was $5.175 and the number of shares of the Registrant's common stock issued as Contingent Shares was pro-rated accordingly.



H.			IN-PROCESS RESEARCH AND DEVELOPMENT

In-process research and development ("IPR&D"), costs identified with the purchase of CoMed on December 17, 1996, principally development efforts in connection with the CoPath client server product and client server development tool-kit, totaling $15,057,869, were expensed immediately following the acquisition. The fair value of the acquired IPR&D was determined by independent appraisers under the income approach. The income approach attempts to measure the income-producing capability of the acquired in-process activities and calculates the present value of the future economic benefits expected to be derived by successful completion of the IPR&D, net of allocable expenses and discounted to account for the level of risk associated with the purchased research.


I.				INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                Year Ended December 31,
                                           1995         1996         1997
Current income tax expense (benefit)
  before operating loss carry forward      $(312,000) 	 $(347,000) 	 $      --
Tax effects of temporary differences,
  net of changes in related valuation
  allowance                                   76,000  	   123,000      725,000
Non-recognition of benefits of operating
  loss carry forward                         236,000      224,000           --
Benefits of operating loss carry forward          --           --     (725,000)
                                           $      --    $      --    $      --


Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax as of December 31, 1996 and 1997, are as follows:


                                             1996               1997

Deferred tax asset:
  Net operating loss carryforwards           $4,158,000         $4,883,000
  Tax credit carryforwards                      704,000            655,000
  Other                                         457,000            282,000
                                              5,319,000          5,820,000

Deferred tax liabilities:
  Capitalized software development costs     (1,549,000)        (2,553,000)
  Other                                          (9,000)           (20,000)
Net deferred tax asset                        3,761,000          3,247,000
Valuation allowance                          (3,761,000)        (3,247,000)
Net deferred tax                            $        --        $        --



The net deferred tax asset is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset. The valuation allowance decreased $514,000 from the allowance of $3,761,000 at January 1, 1997.

The provisions for Federal income taxes differs from the amount computed by applying the statutory rate to net earnings (loss) before income taxes for each of the three years in the period ended December 31, 1997 as follows:

                                                      Amount of Tax
                                          1995         1996           1997

Computed expected tax expense (benefit)   $(201,000)   $(5,310,000) 	 $355,000

State taxes, net of federal benefit         (35,000)       (34,000)         --

In-process research & development
  not deductible for tax                         --      5,120,000          --

Non-recognition (recognition) of benefits
  of operating loss carryforward and
  related valuation allowance change        236,000        224,000    (355,000)
                                           $     --       $     --  	$      --



At December 31, 1997, the Company had unused net operating loss carryforwards for tax and alternative minimum tax purposes of approximately $12,207,000 and $10,633,000, respectively, and unused tax credits of approximately $655,000. These operating loss carryforwards and tax credits expire in varying amounts during 1998 through 2012.


J.				RELATED PARTY TRANSACTIONS

In connection with the private placement offering of subordinated convertible notes in June 1995 three of the Company's directors, David Pomerance, Mitchel Laskey and Thomas Martinson, purchased notes in the principal amount of $100,000, $100,000 and $50,000, respectively, and received warrants to purchase 20,000, 20,000 and 10,000 shares of Common Stock, respectively. See "Description of Securities - Warrants." These notes were converted into Series A Preferred Stock on November 28, 1995 at $0.80 per share.

In December 1995, in connection with the private placement of Series B Preferred Stock, The Argentum Group was paid a financial consulting fee of $175,000 and purchased warrants to purchase 210,000 shares of Common Stock for $25,000. Mr. Daniel Raynor, a director of the Company, is the President of a general partner of The Argentum Group.

On August 16, 1996, Messrs. Pomerance, Laskey, Maxwell and certain other shareholders of the Company made unsecured loans to the Company in an aggregate amount of $1,000,000, pursuant to which the Company executed unsecured notes. The unsecured notes provided for payment, in full, at the earlier of the completion of a Common Stock offering or November 14, 1996, together with interest at a rate of 13% per annum. The unsecured notes were retired on October 2, 1996 upon settlement of the sale of the Company's stock (see Note E)

The Company expensed $0, $165,000 and $159,000 during 1995, 1996 and 1997, respectively, for consulting and advisory fees paid to MMRI, Inc. which is majority owned by its Chairman of the Board, David Pomerance.



K.				LITIGATION

In February 1996, the Company instituted an action against James
A. Terrano ("Terrano"), the Company's former President and Chief Executive Officer, in the District Court of Lancaster County, Nebraska, alleging that Terrano (i) made fraudulent and negligent representations to the Company's Board of Directors, which resulted in the Company's acceptance of a handwritten memorandum modifying Terrano's employment agreement, (ii) breached his fiduciary duty to the Company and (iii) breached his obligations under his employment agreement with the Company. The Company is seeking to recover damages in the amount of at least $50,000 in addition to the declaratory judgment determining that no severance pay is due Mr. Terrano and that the handwritten memorandum is invalid and unenforceable and does not modify the employment agreement. Mr. Terrano has counter-claimed that he has been defamed by the Company. The Company is a defendant in an action in which Mr. Terrano has a demand for $280,000 in severance pay together with two years worth of benefits unquantified to include the use of an automobile, club dues and insurance policies. The Company is vigorously contesting this case. It is not possible to evaluate the likelihood of a favorable or unfavorable outcome at this time.

The Company was a defendant in an action filed by a former Vice-President in March, 1995 in the District Court of Lancaster County, Nebraska, alleging that the Company did not lawfully terminate her for cause, and, therefore, breached her employment agreement. The case was dismissed on August 8, 1997 when the Company agreed to pay the former employee $50,000 for severance and litigation costs.

In July 1997, the Company commenced a declaratory judgement action in Dakota County, Minnesota District Court seeking a declaration that the Company had properly terminated the services of an individual. The individual filed a counterclaim and demanded $200,000 in settlement of a claim alleging breach of contract, promissory estoppel and fraud. The parties are engaged in discovery and trial is presently scheduled for July 1998. The Company is vigorously defending all claims made by the individual, and after consultation with its counsel has assessed the likelihood of an unfavorable outcome as remote.

As of the date hereof, there are no other material legal proceedings pending against the Company. In the opinion of management, the legal proceedings in which the Company is involved will not have a material effect on the Company's consolidated financial statements.


L.			STOCK BASED COMPENSATION PRO FORMA INFORMATION

Options granted to the Company's directors and employees under the 1983 and 1993 Incentive Stock Option Plans, various employment agreements, and the D&M Stock Option Plan (hereafter, the "Plans"), are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of each option granted under these Plans is at least equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation has been recognized for directors and employees under these Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for StockBased Compensation (SFAS 123), the Company's net earnings (loss) and net earnings
(loss) per share would have been reduced to the pro forma amounts indicated below.

                                            1996                1997

Net earnings (loss)       As reported   $(15,618,372)       $1,042,958
                          Pro forma     $(16,226,837)       $  173,536

Net earnings (loss)
available to common
shareholders              As reported   $(15,869,409)       $1,042,958
                          Pro forma     $(16,477,874)       $  173,536

Basic and diluted
earnings (loss) per
share                     As reported   $(      1.72)       $     0.06
                          Pro forma     $(      1.79)       $     0.01


The fair value of each option grant under SFAS 123 is estimated on the date of grant using the BlackScholes optionpricing model.
 Volatility was computed based on the daily common stock high, low and close information provided by NASDAQ for the twenty days prior to the close of trading on the date of each option grant, and range from 58% 122% for options granted during 1995, 33% 165% for options granted during 1996 and 61% - 114%



for options granted during 1997. Risk free rates of 6.5% for options granted with a ten year exercise period, and 6% for options granted with a three to five year exercise period were used.
The forfeiture rate under the 1993 ISO Plan was assumed to be 30%, under the D&M Plan 15%, and range between 0% and 15% for options granted in connection with continuing employment agreements. In addition, valuation of 1993 ISO Plan options were reduced by 20%, and the valuation of NonISO Plan options were reduced by 35%, to reflect the respective transfer restrictions. The weighted average grant date fair value of options granted during 1996 and 1997, were $2.04 and $2.32, respectively.


M.			UNAUDITED QUARTERLY INFORMATION

Quarterly operating results are summarized as follows (in thousands, except per share data):

                                              Three Months Ended
                                                  (Unaudited)
                                   (1)        (1)(3)      (1)(3)     (1)(2)(3)
 1996                            March 31     June 30     Sept. 30     Dec. 31

 Total Operating Revenues        $3,085       $5,257      $4,785       $ 6,700

 Operating Income (Loss)           (485)         114        (449)      (14,819)

 Net Earnings (Loss)               (533)          46        (565)      (14,566)

 Net Earnings (Loss) Per Share     (.09)        (.01)      (0.09)        (1.53)

 Shareholders' Equity             4,146        4,328       3,659        19,771


(1)	Results include the purchase acquisition of Dimensional
    Medicine, Inc. on May 1, 1996.
(2)	Results include the purchase acquisition of Collaborative
    Medical Systems, Inc. on December 17, 1996, and a non-recurring write off of in-process research and development of $15,058,000.
(3)	Results include the accounts of Dynacor, Inc., with which
    the Company merged in a transaction accounted for as a pooling-of-interests on May 22, 1997.


                                               Three Months Ended
                                                   (Unaudited)
                                    (1)          (1)
 1997 	                           March 31     June 30     Sept. 30    Dec. 31

 Total Operating Revenues         $10,748      $ 7,547     $10,554     $ 7,696

 Operating Income (Loss)            2,804       (1,931)        683      (1,244)

 Net Earnings (Loss)                2,974       (1,766)        886      (1,051)

 Net Earnings (Loss) Per Share        .17         (.10)        .05        (.06)

 Shareholders' Equity              23,059       21,439      22,349      21,423


(1)	 Results include the accounts of Dynacor, Inc., with which
     the Company merged in a transaction accounted for as a pooling-of-interests on May 22, 1997.




                  INDEPENDENT AUDITORS' REPORT



The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Healthcare Technologies, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                       /S/KPMG PEAT MARWICK LLP
                                          KPMG PEAT MARWICK LLP


Orlando, Florida
February 27, 1998





                     CORPORATE INFORMATION
                      Board of Directors


David M. Pomerance                        Mitchel J. Laskey, C.P.A.
Chairman                                  President, Chief Executive Officer
Dynamic Healthcare Technologies, Inc.     Dynamic Healthcare Technologies, Inc.

Jerry L. Carson                           Thomas J. Martinson
Executive Vice President and              President
Chief Financial Officer                   Martinson & Company. Ltd.
Evans Enterprises

Bret R. Maxwell                           Daniel Raynor
Managing Director                         Managing Partner
First Analysis                            The Argentum Group

Richard W. Truelick
President
Truelick Associates


                        Executive Officers

Mitchel J. Laskey                         Scott E. Waldrop
President, Chief Executive                Senior Vice President
Officer and Treasurer                     Chief Operating Officer

Michael L. Carlay                         Paul S. Glover
Senior Vice President                     Vice President, Finance
Sales and Marketing                       Chief Financial Officer and Secretary


                        Corporate Officers

Steven J. Akerson                         Brian M. Paige
Vice President, Corporate Operations      Vice President, Development

Mary Lu Lander                            Matthew P. Lawton
Vice President, Marketing                 Vice President, Major Accounts

John Faris
Vice President
Client Sales



                          Legal Counsel
          Cohen, Berke, Bernstein, Brodie & Kondell, P.A.
                       2601 S. Bayshore Drive
                     Miami, Florida  33133-5460
                          (305)8545900

Transfer Agent                              Independent Auditors
Norwest Bank Minnesota, N.A.                KPMG Peat Marwick, LLP
161 North Concord Exchange                  111 North Orange Avenue, Suite 1600
St. Paul, Minnesota 55075                   Orlando, Florida 32801
(612)450-4064                               (407)423-3426





                  STOCK TRADING INFORMATION

The Common Stock of Dynamic Healthcare Technologies, Inc. is traded on the NASDAQ National Market System under the NASDAQ symbol DHTI.

                   COMMON STOCK INFORMATION

The number of stockholders of record of the Company's Common
Stock on March 10, 1998, was approximately 3,685. High and low bid quotations for the Common Stock for the last eight quarters are presented below:

                                       1996                      1997
Quarter Ended                     High       Low            High       Low
March 31                          $2.625     $1.750         $8.6250    $4.5000
June 30                            7.625      2.250          7.8125     4.0625
September 30                       7.625      3.750          6.0000     4.0000
December 31                        6.125      3.875          6.5000     3.0630


The foregoing quotations reflect interdealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.


                   ANNUAL REPORT ON FORM 10K, WITHOUT EXHIBITS

Dynamic Healthcare Technologies, Inc.'s annual filing with the Securities and Exchange Commission (Form 10K) is available upon request without charge to shareholders by writing to:

                               Cynthia Sucher
                        Investor Services Department
                    Dynamic Healthcare Technologies, Inc.
                       101 Southhall Lane, Suite 210
                         Maitland, Florida 32751
                             (407) 875-9991


                             ANNUAL MEETING

The Annual Meeting of Shareholders of Dynamic Healthcare
Technologies, Inc. will be held on June 4, 1998, in Maitland,
Florida.



                  INDEPENDENT AUDITORS' CONSENT




The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We consent to incorporation by reference in the registration statements (No. 33 72684 and 3372764) on Form S8 of Dynamic Healthcare Technologies, Inc. of our reports dated February 27, 1998, relating to the consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and related schedule, which reports appear in the December 31, 1997 report on Form 10K of Dynamic Healthcare Technologies, Inc.



                             /S/KPMG PEAT MARWICK LLP
                                KPMG PEAT MARWICK LLP


Orlando, Florida
March 24, 1998




