Form 10-Q
period 1998-03-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1998-05-07
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                         FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended            March 31, 1998

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

As of April 22, 1998, there were 18,034,260 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of sixteen (16) pages.

The index to exhibits appears on page fifteen (15).

        PART 1.          FINANCIAL INFORMATION


Item 1.  Financial Statements
         See attached statements following this item number.

                 Independent Auditors' Review Report



Board of Directors
Dynamic Healthcare Technologies, Inc.:


We have reviewed the condensed consolidated balance sheet of Dynamic Healthcare Technologies, Inc. as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on these consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



                                /S/KPMG PEAT MARWICK LLP
                                KPMG PEAT MARWICK LLP


Orlando, Florida
May 4, 1998

                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheets

                                            December 31, 1997   March 31, 1998
ASSETS                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                 $    6,465,685      $    3,469,603
  Accounts receivable, net                       6,066,305           4,959,649
  Unbilled receivables                           2,900,702           3,027,972
  Contracts receivable - current                 1,409,571           1,306,292
  Prepaid Expenses                                 738,773             828,823
  Other current assets                              53,265              29,359
     Total current assets                       17,634,301          13,621,698

Property and equipment, net                      3,699,761           3,938,816
Capitalized software development costs, net      7,830,349           8,355,637
Goodwill, net                                    2,070,581           1,968,695
Contracts receivable - non-current               1,682,780             823,392
Other assets                                        59,258              61,347
                                               $32,977,030         $28,769,585

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses        $ 3,023,349         $ 3,124,385
  Deferred revenue                               6,456,120           5,314,183
  Advance billings                               1,259,876           1,069,926
  Other                                            361,107             292,111
     Total current liabilities                  11,100,452           9,800,605
Other                                              453,788             412,061
     Total liabilities                          11,554,240          10,212,666

Shareholders' equity:
  Common stock ($.01 par value; authorized
  40,000,000 shares; issued and outstanding
  18,008,210 and 18,034,260 shares at
  December 31, 1997 and March 31, 1998,
  respectively)                                    180,082             180,343
Additional paid-in capital                      44,300,707          44,353,784
Deficit                                        (23,057,999)        (25,977,208)
     Total shareholders' equity                 21,422,790          18,556,919
                                               $32,977,030         $28,769,585

See notes to condensed consolidated financial statements.



                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
            Condensed Consolidated Statements of Operations
                              (Unaudited)


                                                  Three Months Ended March 31,
                                                        1997           1998
Operating revenues:
  Computer system equipment sales and support       $  746,100     $   684,159
  Application software licenses                      5,509,740         977,555
  Software support                                   2,559,111       2,970,503
  Services and other                                 1,933,085       1,401,585
     Total operating revenues                       10,748,036       6,033,802
Costs and expenses:
  Cost of products sold                                791,738         631,956
  Client services expense                            2,764,873       2,939,347
  Software development costs                         1,358,341       1,735,612
  Sales and marketing                                1,744,930       2,697,744
  General and administrative                         1,284,016       1,043,742
     Total costs and expenses                        7,943,898       9,048,401
     Operating income (loss)                         2,804,138      (3,014,599)
Other income (expense):
  Interest expense and financing costs                 (18,529)        (13,074)
  Interest income and other                            189,147         108,464
     Total other income (expense)                      170,618          95,390
Earnings (loss) before income taxes                  2,974,756      (2,919,209)
Income taxes                                                --              --
Net earnings (loss)                                $ 2,974,756    $ (2,919,209)

Net earning (loss) available for common
shareholders                                       $ 2,974,756    $ (2,919,209)

Earnings (loss) per common share
  Basic and diluted                                $      0.17    $      (0.16)

Weighted average number of common shares
outstanding                                         17,243,493      18,028,823

See notes to condensed consolidated financial statements.


                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  Three Months Ended March 31,
                                                        1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                               $  2,974,756    $ (2,919,209)
Adjustments to reconcile net earnings (loss)
 to net cash provided (used) by operating
 activities:
  Depreciation and amortization                        730,035         817,534
Changes in assets and liabilities:
  Accounts receivable                                  905,792       1,106,656
  Unbilled receivables                                 (24,154)       (127,270)
  Contracts receivable                              (1,715,614)        962,667
  Other                                                134,934        (110,719)
  Accounts payable and accrued expenses               (615,951)        101,036
  Deferred revenue                                    (754,539)     (1,141,937)
  Advance billings                                  (1,222,168)       (189,950)
     Net cash provided (used) by operating activities  413,091      (1,501,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs              (759,368)       (941,023)
  Purchases of property and equipment                 (495,483)       (538,968)
  Restricted cash released/(deposited)                  60,000              --
     Net cash used in investing activities          (1,194,851)     (1,479,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               313,164          53,338
  Borrowings (repayments) on longterm debt and
   capital lease obligations                           (45,918)        (61,215)
  Other                                                 (6,399)         (7,022)
     Net cash provided (used) by financing activities  260,847         (14,899)

Net (decrease) in cash and cash equivalents           (520,913)     (2,996,082)
Cash and cash equivalents, beginning of period      11,450,436       6,465,685
Cash and cash equivalents, end of period           $10,929,523    $  3,469,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                    $    18,529    $     13,074

  Income taxes paid (received)                     $        --    $         --


See notes to condensed consolidated financial statements.


              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1998


(A) Unaudited Financial Statements:

    The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 1997 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


(B) Subsequent Event:

    On April 28, 1998 the Company signed a loan commitment for a $5,000,000 Revolving Line of Credit and a $200,000 Guidance Line of Credit with a commercial bank. Subject to fulfillment of the lender's requirements, the Revolving Line of Credit will be for one year secured by all existing Company assets, interest thereon will be payable monthly in arrears at the bank's prime rate, and will be based on advance formulas tied to receivables. The Guidance Line of Credit would be available to fund 80% of future capital purchases, would require monthly principal and interest payments amortized over three years at the bank's prime rate, and would mature in one year. The lender's obligation to close on the above facilities is conditioned upon a satisfactory pre-closing audit by the lender, and completion by the Company of a cash equity infusion of $2,760,000 on terms satisfactory to the lender.


(C) New Accounting Pronouncement:

    The Company adopted Statement of Position ("SOP") 97-2 for software transactions entered into beginning January 1, 1998.
    The impact of SOP 97-2 does not materially alter the Company's revenue recognition methods.

Item 2. Management's discussion and analysis of financial condition and results of operations.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company provides enterprise-wide, patient-centered healthcare information systems. These systems enable hospitals, physician practice groups and integrated delivery networks to capture, store, archive and retrieve clinical, financial and administrative patient information. The Company's products enhance productivity, reduce costs and improve the quality of patient care by providing on-line access to patient information previously maintained on a variety of media, including paper, X-ray film, magnetic disk, video and audio. The Company's current product lines include clinical information systems for use in laboratory, anatomic pathology, radiology and anesthesiology applications as well as imaging and electronic health record solutions. The Company provides support for all of its systems and provides systems integration and other consulting services to over 600 customers. Key customers include the University of California at Los Angeles Medical Center, University of Illinois at Chicago Medical Center, Methodist Hospital of Memphis, Memorial Sloan-Kettering Cancer Center, Ohio State University Hospital, Columbia/HCA, Greater Dayton Area Hospital Association, Advocate Health Care, Temple University Hospital, UniHealth and Orlando Regional Health System.

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

Cost of products sold includes the cost of hardware sold, costs of third party software licenses and hardware support subcontracts. Client service expense includes the direct and indirect costs associated with implementation and support personnel. Software development costs include the direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and software amortization expense, reduced by capitalized software development costs. Software development is expensed until such time as technological feasibility is established and then are capitalized in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Sales and marketing costs include direct and indirect salaries, commissions, joint marketing costs, advertising, trade show costs, user group costs and travel and entertainment expenses related to the sale and marketing of the Company's products and services. General and administrative expenses include salaries and expenses for corporate administration, financial, legal and human resources.

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

On January 7, 1998 the Company announced the appointment of Scott E. Waldrop to the newly created position of Senior Vice President and Chief Operating Officer. Waldrop joined the Company from Columbia/HCA Healthcare Corporation ("Columbia") of Nashville, TN. As Vice President, Information Systems Development for Columbia, he led a team of more than 450 people in establishing information strategies, product development or selection, and product support for all facilities and business lines.

On February 18, 1998 the Company announced five key appointments with responsibility for implementing corporate and product initiatives. Four of these appointments augment Dynamic's management team: Brian Paige, Vice President of Development; Jim Busby, Director of Sales for the Electronic Health Record Group; Curt Thornton, Director of Consultant Relations; and Cynthia Sucher, Director of Corporate Communications. The fifth, George Naxera, has been named Program Director for the AutoCyte Image Management System ("AIMS"), which provides imaging capabilities for Dynamic's CoPath anatomic pathology solution.

On March 18, 1998 the Company reported that Mr. Nikhil Bhatt, Senior Vice President and Chief Technical Officer had voluntarily resigned from the Company. Mr. Bhatt will be transitioning his current responsibilities through May 31, 1998 and will continue to serve as an Executive Advisor to the Company through May 31, 1999.

The following table sets forth, for the three month periods ended March 31, 1997 and 1998, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                                         Three Months Ended
                                                            September 30,
                                                        1997            1998
Operating revenues:
  Computer system equipment sales and support            6.9 %          11.4 %
  Application software licenses                         51.3 %          16.2 %
  Software support                                      23.8 %          49.2 %
  Services and other                                    18.0 %          23.2 %

     Total revenues                                    100.0 %         100.0 %

Operating expenses:
  Cost of products sold                                  7.4 %          10.5 %
  Client services expense                               25.7 %          48.7 %
  Software development costs                            12.6 %          28.8 %
  Sales and marketing                                   16.2 %          44.7 %
  General and administrative                            12.0 %          17.3 %

     Total operating expenses                           73.9 %         150.0 %

Operating income (loss)                                 26.1 %         (50.0)%
Other income (expense)                                   1.6 %           1.6 %
Net earnings (loss)                                     27.7 %         (48.4)%


Results of Operations

(Three months ended March 31, 1998 compared to three months ended March 31, 1997)

Revenues. During the quarter ended March 31, 1998 the Company reported revenues of $6,034,000 a decrease of $4,714,000 from revenues for the same period 1997. During the first quarter of 1997, the Company recognized initial pathology application software license revenue of $2,777,000 under the value added re-marketing agreement with Sunquest (the "Sunquest Agreement"), and approximately $2,286,000 of revenue from pathology deliveries to the United States Department of Defense ("DOD"), hospitals under a sub-contract to the United States Defense Supply Service. During the first quarter of 1998, only $75,000 of revenue was recognized under the Sunquest Agreement. In addition, government revenue of only $277,000 was recognized during the first quarter of 1998. The Company is however, a subcontractor under a Teaming Agreement with a prime contractor who was awarded a multi-year contract in April 1998 for services to the Office of the Assistant Secretary of Defense for Health Affairs. The Prime Contractor on this project has not yet awarded any firm subcontract to the Company.

Computer system equipment sales and support revenues increased to 11.4% of total revenues for the first quarter of 1998, compared to 6.9% for the first quarter of 1997, but declined by $62,000. Neither the Sunquest Agreement nor deliveries to the Department of Defense hospitals had any associated hardware revenue. Management does expect a higher involvement in the delivery of computer hardware to customers in connection with the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the first quarter of 1998, decreased by $4,532,000 over the same period a year ago, from $5,510,000 to $978,000. The Company recognized initial pathology application software license revenue of $2,777,000 under the Sunquest Agreement during the first quarter of 1997, and only $50,000 of application software license revenue thereunder during the first quarter of 1998. Also, during the first quarter of 1998, the Company recognized only $152,000 of pathology application software license revenue from government customers. This represents a $1,382,000 decrease from the $1,534,000 of application software license revenue recognized during the first quarter of 1997 through deliveries under a completed U. S. Government sub-contract agreement. In addition, other pathology application software license revenue decreased by $292,000 principally due to the timing of sales cycles following the introduction of the CoPath Client Server product in March 1997. As a result, pathology application software
license revenue decreased by $4,401,000.   Laboratory software
application license revenue declined by $246,000 principally due to the May 1997 acquisition of Dynacor, Inc. Initial new laboratory sales cycles were disrupted by the consolidation process. In addition, application software license revenues in imaging and radiology increased nominally by $94,000 and $19,000, respectively.

Software support revenues increased $411,000 to $2,970,000 for the first quarter of 1998, compared to $2,559,000 for the same period one year ago. This increase is principally attributable to successful implementations of new systems. As of March 31, 1998, the recurring annualized billable support base has increased to $12.6 million, with an additional $1.2 million of annualized software support revenue anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues decreased by $531,000 to $1,402,000 from $1,933,000. This decrease principally results from the training and implementation services in connection with system installations to the DOD hospitals completed in 1997. There was no such corresponding revenue during the first quarter of 1998.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the first quarter of 1998 increased to 10.5% from 7.4 % for the same period 1997. Hardware revenues during the first quarter 1998 similarly increased to 11.4% from 6.9% of total revenues for the first quarter 1997, due to the significant decrease in application software license revenues and the absence of hardware deliverables to either Sunquest or the DOD hospitals. In addition, third party software costs decreased to $52,000 during the first quarter of 1998 compared to $160,000 incurred during the first quarter of 1997, principally due to the decline in purchases of the mumps operating system licenses as a result of the decrease in application software license revenue and the shift to the client server platform.

Client Services Expense. Client services expense for the first quarter 1998 increased $174,000 to $2,939,000 from $2,765,000 for the first quarter 1997, increasing as a percentage of sales from 25.7% to 48.7%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line in November 1996, and new product releases in 1997. During 1997, the Company released for general availability client server versions of CoPath (March 1997), and Maxifile (December 1997), and new releases of PACsPlus+ (October 1997), and DynamicVision (October 1997). The unanticipated elongation of initial product sales cycles for these new products resulted in a significant decline in quarterly revenues and a disproportionate burden in client services expense.

Software Development Costs. Software development costs for the first quarter 1998 increased to 28.8% of total operating revenues from 12.6% incurred during the first quarter 1997. Development efforts continued to increase as part of the Company's overall growth strategy. As such, the Company capitalized $941,000 or 41.6% of total software development costs during the first quarter 1998 compared to $759,000 or 43.5% of total software development costs for the same period of 1997. The intensified development effort during the quarter resulted in image enabling the Company's client server product releases for radiology and pathology, and has provided more uniformity within the Company's product line.

Sales and Marketing. Sales and marketing costs for the first quarter 1998 as a percentage of total revenues, increased to 44.7% from 16.2% for the same period of 1997. During 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, and in preparation for the launch of the Company's latest product releases. This resulted in an increase in sales and marketing costs incurred during the first quarter of 1998 of $953,000 as compared to similar costs for the first quarter of 1997.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1998 decreased by $240,000, but increased to 17.3% of total revenues from 12.0% incurred during the first quarter of 1997. The decreased expenses include a $56,000 reduction in amounts accrued under the Company's Management Incentive Compensation Plan ("MIC Plan"), and other savings associated with relocating CoMed and Dynacor administration to the Company's headquarters.

Other Income (Expense).   Net other income for the first quarter
1998 decreased by $76,000 to $95,000, as compared to
approximately $171,000 for the same period 1997.   Interest
income decreased by $81,000 during the first quarter of 1998 principally due to the cash used by operating and investing activities.

Liquidity and Capital Resources

As of March 31, 1998 the Company had cash equivalents of $3,470,000, working capital of $3,821,000, and a working capital ratio of 1.39 to 1.

Accounts receivable as of March 31, 1998 decreased by $1,107,000 from the balance on December 31, 1997, principally as a result of the seasonal billing fluctuation associated with a concentration of renewal software support contracts with a January 1 start date. These contracts were previously billed in 1997, in advance of the applicable start date. This seasonal fluctuation also accounted for the $1,142,000 decline in deferred revenue as of March 31, 1998 compared to the level at December 31, 1997. As of March 31, 1998, the Company has annualized billable software support contracts of $12.6 million.

Contracts receivable as of March 31, 1998 decreased $962,000 to $2,130,000 as compared to the balance of $3,092,000 on December 31, 1997. The Company collected the second of three $1,000,000
installments due under the Sunquest Agreement.   The remaining
installment is due no later than February 7, 1999. As of March 31, 1998 the Sunquest Agreement had a carrying value of approximately $935,000. The remaining change in contracts receivable results from scheduled collections on monthly installment receivables from radiology information system
customers.   As of March 31, 1998, all contracts receivable were
within applicable payment terms.

During the first quarter 1998 the Company capitalized $941,000 of software development costs and purchased $539,000 of additional property and equipment. Development efforts during the first quarter of 1998 resulted in image enabling the Company's client server product releases for radiology and pathology, and has provided more uniformity within the Company's product line.

The Company also continued to develop enhancements to DynamicVision and PACsPlus+. Property purchases were made
primarily to accommodate the growth of the Company.   The
Company acquired a new trade show booth to adequately display the entire suite of products, equipped the sales force with laptop computers for product demonstration, purchased new software for pipeline management and purchased a sales database. The Company expects to continue to invest in software development and continued internal growth.

Accounts payable and accrued expenses increased $101,000 to $3,124,000 as of March 31, 1998 from $3,023,000 as of December
31, 1997. As a result of the Company's plan to fund the 401K Plan employer match with common stock the matching contribution has been accrued pending shareholder approval.

Advanced billings as of March 31, 1998 declined by $190,000 to $1,070,000 from the 1997 year end balance of $1,260,000. During the first quarter of 1998 a larger percentage of revenue was attributed to add on sales for which a lower level of deposit is required.

During the first quarter of 1998 the Company received $53,000 in proceeds from the exercise of director and employee options.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The Company's ability to meet its future working capital requirements is dependent on the Company's ability to restore and maintain profitable operations or to obtain suitable additional financing.

On April 28, 1998 the Company signed a loan commitment for a $5,000,000 Revolving Line of Credit and a $200,000 Guidance Line of Credit with a commercial bank. Subject to fulfillment of the lender's requirements, the Revolving Line of Credit will be for one year secured by all existing Company assets, interest thereon will be payable monthly in arrears at the bank's prime rate, and will be based on advance formulas tied to receivables. The Guidance Line of Credit would be available to fund 80% of future capital purchases, would require monthly principal and interest payments amortized over three years at the bank's prime rate, and would mature in one year. The lender's obligation to close on the above facilities is conditioned upon a satisfactory pre-closing audit by the lender, and completion by the Company of a cash equity infusion of $2,760,000 on terms satisfactory to the lender.

Inflation and Changing Prices

The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.

Forward-Looking Statements

This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds

         The information required by this item is incorporated by reference to Footnote (B) of the condensed consolidated financial statements included in Part I therein.

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



                              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                              (Registrant)



Date:  May 7, 1998            /S/MITCHEL J. LASKEY
                              Mitchel J. Laskey
                              President, CEO and Treasurer


Date:  May 7, 1998            /S/PAUL S. GLOVER
                              Paul S. Glover
                              Vice President of Finance, CFO and Secretary

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

                                FORM 10-Q
                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                Exhibit 11


      Computation of Weighted Average Number of Shares Outstanding and
                             Earnings Per Share

                                                  Three Months Ended March 31,
                                                           (Unaudited)
                                                      1997            1998
Earnings (loss) available for common shareholders:
  Net earnings (loss)                             $  2,974,756    $ (2,919,209)

Common and common equivalent shares outstanding

Basic:

Weighted average number of common shares
 outstanding                                        17,243,493      18,028,823

Diluted:

Weighted average number of common shares
 outstanding                                        17,243,493      18,028,823

Dilutive effect of options and warrants average
 market price                                          643,745              --

Weighted average number of common and common
 equivalent shares
  Outstanding assuming full dilution                17,887,238      18,028,823

Earnings (loss) per share basic and diluted        $      0.17      $    (0.16)
