Form 10-Q
period 1998-06-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1998-08-05
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended     June 30, 1998

Commission File Number         0-12516

Dynamic Healthcare Technologies, Inc.
Exact name of registrant as specified in its charter)

Florida                        59-3389871
(State of Incorporation)       (IRS E.I.N.)

101 Southhall Lane, Suite 210, Maitland, Florid  32751
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

As of July 14, 1998, there were 18,157,158 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of twenty-nine (29) pages.

The index to exhibits appears on page nineteen (19).













                                1





                 PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         See attached statements following this item number.










                Independent Auditors' Review Report



Board of Directors
Dynamic Healthcare Technologies, Inc. and subsidiary:


We have reviewed the condensed consolidated balance sheet of Dynamic Healthcare Technologies, Inc. and subsidiary as of June 30, 1998, the related condensed consolidated statements of operations for the three and six months periods ended June 30, 1997 and 1998, and condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Dynamic Healthcare Technologies, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /S/KPMG PEAT MARWICK LLP
                                           KPMG PEAT MARWICK LLP





Orlando, Florida
July 31, 1998





               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               Condensed Consolidated Balance Sheets

                                          December 31, 1997      June 30, 1998
ASSETS                                                            (Unaudited)

Current assets:
  Cash and cash equivalents               $  6,465,685          $   1,219,001
  Accounts receivable, net                   6,066,305              6,233,383
  Unbilled receivables                       2,900,702              2,403,842
  Contracts receivable - current             1,409,571              1,254,693
  Prepaid expenses                             738,773                891,757
  Other current assets                          53,265                 68,865
     Total current assets                   17,634,301             12,071,541
Property and equipment, net                  3,699,761              3,727,267
Capitalized software development costs, net  7,830,349              8,816,248
Goodwill, net                                2,070,581              1,866,809
Contracts receivable - non-current           1,682,780                781,981
Other assets                                    59,258                 60,846
                                          $ 32,977,030           $ 27,324,692

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses   $  3,023,349           $  3,314,971
  Deferred revenue                           6,456,120              5,632,036
  Advance billings                           1,259,876              1,229,078
  Other                                        361,107                151,002
     Total current liabilities              11,100,452             10,327,087
Other                                          453,788                369,606
     Total liabilities                      11,554,240             10,696,693

Shareholders' equity:
  Common stock ($.01 par value; authorized
   40,000,000 shares; issued and outstanding
   18,008,210 and 18,156,558 shares as of
   December 31, 1997 and June 30, 1998,
   respectively).                              180,082                181,566
Additional paid-in capital                  44,300,707             44,622,717
Accumulated deficit                        (23,057,999)           (28,176,284)
     Total shareholders' equity             21,422,790             16,627,999
                                          $ 32,977,030           $ 27,324,692


See notes to condensed consolidated financial statements.






             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         Condensed Consolidated Statements of Operations
                           (Unaudited)



                                Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 1997         1998       1997         1998


Operating revenues:
  Computer system
   equipment sales and
   support                   $ 1,561,284  $  727,616  $ 2,307,384  $ 1,411,775
  Application software
   licenses                    1,712,912   1,117,011    7,222,652    2,094,566
  Software support             2,682,690   2,950,826    5,241,801    5,921,329
  Services and other           1,589,661   1,531,258    3,522,746    2,932,843
     Total operating revenues  7,546,547   6,326,711   18,294,583   12,360,513
Costs and expenses:
  Cost of products sold        1,610,147     793,692    2,401,885    1,425,648
  Client services expense      2,978,917   2,723,395   	5,743,790    5,662,742
  Software development costs   1,565,006   1,350,367    2,923,346    3,085,979
  Sales and marketing          2,278,297   2,574,091    4,023,227    5,271,835
  General and administrative   1,045,556   1,137,253    2,329,572    2,180,995
     Total costs and expenses  9,477,923   8,578,798   17,421,820   17,627,199
     Operating income (loss)  (1,931,376) (2,252,087)     872,763   (5,266,686)
Other income (expense):
  Interest expense and
   financing costs               (16,710)    (11,722)     (35,239)     (24,796)
  Interest income and other      182,060      64,733      371,206      173,197
    Total other income (expense) 165,350      53,011      335,967      148,401
Earnings (loss) before income
 taxes                        (1,766,026) (2,199,076)   1,208,730   (5,118,285)
Income taxes                           -           -            -            -
Net earnings (loss)          $(1,766,026)$(2,199,076) $ 1,208,730  $(5,118,285)
Net earnings (loss) available
 for common shareholders     $(1,766,026)$(2,199,076) $ 1,208,730  $(5,118,285)
Earnings (loss) per common
 share Basic and diluted     $     (0.10)$     (0.12) $      0.07  $     (0.28)
Weighted average number of
 common shares outstanding    17,328,473  18,035,604   17,286,218   18,032,232



See notes to condensed consolidated financial statements.







                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                   Six Months Ended June 30,
                                                    1997              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                              $1,208,730       $(5,118,285)

Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:

  Depreciation and amortization                   1,511,708         1,574,441
  Noncash issuance of common stock pursuant
   to employee benefit plan                               -           189,123
  Book value of disposed property                         -            31,789
Changes in assets and liabilities:
  Accounts receivable                              (792,173)         (167,078)
  Unbilled receivables                             (226,505)          496,860
  Contracts receivable                           (1,667,766)        1,055,677
  Other                                             (13,393)         (327,708)
  Accounts payable and accrued expenses             261,712           291,622
  Deferred revenue                                 (361,451)         (824,084)
  Advance billings                               (1,289,998)          (30,798)
     Net cash provided (used) by operating
      activities                                 (1,369,136)       (2,828,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs         (1,798,832)       (1,786,913)
  Purchases of property and equipment            (1,126,604)       (  627,948)
  Restricted cash released/(deposited)               60,000                 -
     Net cash used in investing activities       (2,865,436)       (2,414,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            459,012           134,371
  Borrowings/(repayments) on long-term debt and
   capital lease obligations                              -        (  123,710)
  Other                                          (  377,718)       (   14,043)
     Net cash provided (used) by financing
      activities                                     81,294        (    3,382)

Net (decrease) in cash and cash equivalents      (4,153,278)       (5,246,684)
Cash and cash equivalents, beginning of period   11,450,436         6,465,685
Cash and cash equivalents, end of period       $  7,297,158       $ 1,219,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                $     11,722       $    24,796
  Income taxes paid/(received)                 $          -       $         -



See notes to condensed consolidated financial statements.







              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


(A)  Unaudited Financial Statements:

The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and accruals considered necessary for fair presentation of financial information have been included and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 1997 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(B)  Litigation:

In June 1998, the Company's action against the Company's former president and chief executive officer, in the District Court of Lancaster County, Nebraska, alleging fraud, negligence and breach of fiduciary duty, as well as the defendant's counter claim for defamation seeking $280,000 in severance pay in addition to two years worth of benefits, were simultaneously resolved. The Company agreed to pay $82,000 in severance pay and $43,000 in defendant's legal expenses in the stipulation. As of June 30, 1998 the Company accrued the $125,000 settlement and the related expense has been included in general and administrative expenses reported for the quarter ended June 30, 1998.

(C)  Subsequent Events:

On July 24, 1998 the Company entered into a $5,000,000 Revolving Line of Credit with Silicon Valley Bank, a commercial bank ("Bank"). The Revolving Line of Credit is secured by all existing Company assets and matures on July 23, 1999. Interest thereon is payable monthly in arrears at the Bank's prime rate plus one percent, and borrowing thereunder will be based on advance ratios tied to receivables.

On July 29, 1998 the Company issued 1,000,000 shares of Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction, which resulted in net proceeds to the Company of $1,825,000. The issue was solely subscribed to by executive officers and directors of the Company on terms negotiated by non-participating directors and executive officers with the Company's investment banker. The Series C Preferred Stock is convertible on a share for share basis to Common Stock, is non-voting, carries a $.16 per share cumulative annual dividend payable calendar quarterly in arrears, has a liquidation preference of $2.00 per share, may be automatically converted upon the Company's Common Stock sustaining sufficient trading at or above $4.00, and is redeemable by the Company on or after July 29, 2000 at a price of $2.00 per share. The Warrants are exercisable at $2.25 per Common Share at any time on or before July 29, 2003. The Series C Preferred Stock and Warrants ("Securities"), were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration. However, the Company has agreed to use its best efforts to cause the common stock underlying the Securities to be registered.

(D)  New Accounting Pronouncements:

The Company adopted Statement of Position ("SOP") 97-2 for software transactions entered into beginning January 1, 1998.
The impact of SOP 97-2 does not materially alter the Company's revenue recognition methods.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing Statement 133 to see what impact, if any, it will have on the Company.






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

On March 18, 1998 the Company reported that Mr. Nikhil Bhatt,
Senior Vice President and Chief Technical Officer had voluntarily resigned from the Company. Mr. Bhatt transitioned his responsibilities effective May 31, 1998.

On June 29, 1998 the Company entered into a joint marketing agreement with MediHealth Outsourcing, Inc. of King of Prussia, Pennsylvania. MediHealth is an industry leader in providing total health information management department and cancer registry outsourcing as well as professional coding services to healthcare providers. MediHealth will utilize Dynamic's document imaging system to allow electronic access to medical records so personnel can code information from remote locations. Under terms of the agreement, the two companies will market enterprise-wide solutions.

On July 24, 1998 the Company entered into a $5,000,000 Revolving
Line of Credit with Silicon Valley Bank, a commercial bank
("Bank"). The Revolving Line of Credit is secured by all existing Company assets and matures on July 23, 1999.

On July 29, 1998 the Company issued 1,000,000 shares of Series C Preferred Stock together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction, which resulted in net proceeds to the Company of $1,825,000.





The following table sets forth, for the three and six month periods ended June 30, 1997 and 1998, certain items in the Company's statements of operations as a percentage of total operating revenues:


                                          Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                             1997     1998      1997     1998

Operating revenues:
  Computer system equipment sales
   and support                               20.7%    11.5%    12.6%    11.4%
  Application software licenses              22.7%    17.7%    39.5%    17.0%
  Software support                           35.5%    46.6%    28.7%    47.9%
  Services and other                         21.1%    24.2%    19.2%    23.7%
     Total revenues                         100.0%   100.0%   100.0%   100.0%

Operating expenses:
  Cost of products sold                      21.3 %   12.5 %   13.1%    11.5 %
  Client services expense                    39.5 %   43.0 %   31.4%    45.8 %
  Software development costs                 20.7 %   21.3 %   16.0%    25.0 %
  Sales and marketing costs                  30.2 %   40.7 %   22.0%    42.7 %
  General and administrative expense         13.9 %   18.0 %   12.7%    17.6 %
     Total operating expenses               125.6 %  135.5 %   95.2%   142.6 %

Operating income (loss)                     (25.6)%  (35.5)%    4.8%   (42.6)%
Other income (expense)                        2.2 %    0.8 %    1.8%     1.2 %
Net earnings (loss)                         (23.4)%  (34.7)%    6.6%   (41.4)%


Results of Operations

(Three months ended June 30, 1998 compared to three months ended
June 30, 1997)

Revenues. During the quarter ended June 30, 1998 the Company reported revenues of $6,327,000, a decrease of $1,220,000 from revenues reported for the same period 1997. During 1997, the Company released for general availability client server versions of CoPath (March 1997), and Maxifile (December 1997), and new releases of PACsPlus (October 1997), and DynamicVision (October
1997). The unanticipated elongation of initial product sales cycles for these new products resulted in a significant decline in quarterly revenues. Previous sales cycles were disrupted both by the evolution of the new client server products, and transitioning the products of the recent acquisitions, Maxifile, CoPath, and Premier Series products, under the new DynamicVision suite of products. Computer system equipment and support revenues and application software license revenues decreased by $834,000 and $596,000, respectively, which is a direct result of the decrease in new system sales. However, during late second quarter of 1998 sales contract momentum increased significantly. This resulted in the Company reporting its highest ever quarter ending new systems backlog of $11.2 million as of June 30, 1998.

Computer system equipment sales and support revenue during the second quarter of 1998, declined to 11.5% from 20.7% of total revenues for the second quarter of 1997 due to the disruption in sales cycles caused by transitioning recently acquired products to the DynamicVision suite of products. Laboratory computer system equipment revenues declined by $492,000. The Premier Series laboratory information system product acquired with Dynacor, Inc. in late May 1997, has been enhanced with features of the LabPro 2000 product and the DynamicVision product suite. The uncertainty of this transition impacted laboratory information system initial sales cycles. Although laboratory system contracts for the second quarter 1998 increased to approximately $1.8 million, an increase of $1.4 million over similar contracts for the second quarter 1997, these contracts were entered into too late in the quarter to impact 1998 second quarter operating results. In addition, computer system equipment sales and support revenues of non-clinical departments
declined by $366,000 as sales attention was redeployed to the
Company's new clinical products.   Hardware revenues can cause
significant fluctuations in top line performance, but traditionally have had nominal impact on earnings due to the relatively low margins compared with other sources of Company revenue.

Application software license revenues during the second quarter of 1998, declined to 17.7% from 22.7% of total revenues for the second quarter of 1997 due to the disruption in sales cycles caused by the new product introductions in 1997 previously discussed. Application software license revenues in pathology and radiology declined by $492,000 and $150,000, respectively. These product lines were both impacted by the introduction in 1997 of client server versions of CoPath and Maxifile. Although new system contracts for the second quarter 1998 for pathology and radiology were $2.8 million and $1.7 million, respectively, compared to $1.8 million and $0.6 million, respectively, for the same period one year ago, these contracts were entered into too late in the quarter to impact 1998 second quarter operating results.

Software support revenues for the second quarter of 1998 increased to 46.6% of total revenues compared to 35.5% for the second quarter of 1997, an increase of $268,000. Successful installations continue to result in a growing customer support base. As of June 30, 1998, recurring annualized billable support base has increased to $12.4 million, and an additional $1.8 million of annualized software support base is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold.   Cost of products sold as a percentage
of total revenues for the second quarter of 1998 decreased from 21.3% to 12.5% for the same period of 1997. This decrease is substantially attributed to the decline in computer system equipment revenues during the comparable periods.

Client Services Expense. Client services expense for the second quarter 1998 decreased $256,000 to $2,723,000 from $2,979,000 for the second quarter 1997, increasing as a percentage of sales from 39.5% to 43.0%. The unanticipated elongation of initial product sales cycles for the Company's new products resulted in a significant decline in quarterly revenues and a disproportionate burden in client services expenses. However, during the second quarter of 1998 the Company announced a functional restructuring and cost streamlining plan, which provided a modest reduction in client services expense.

Software development costs. Software development costs for the second quarter 1998 increased to 21.3% of total operating revenues from 20.7% incurred during the second quarter 1997, but declined by $215,000 to $1,350,000 from $1,565,000. The Company also capitalized less during the second quarter of 1998. During the second quarter of 1998 the Company capitalized $846,000 or 46.7% of total software development costs, while during the second quarter 1997 the Company capitalized $954,000 or 44.8% of total software development costs, a decrease of $108,000. Together the $323,000 reduction in aggregate software development costs reflects the impact of redeploying personnel from development activities to installation of systems consistent with the release of new products for general availability. The Company does, however, intend to continue investment in new development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for the second quarter 1998 as a percentage of total revenues, increased to 40.7% from 30.2% for the same period of 1997. During 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's latest product releases. This resulted in an increase in sales and marketing costs incurred during the second quarter of 1998 of $296,000 as compared to similar costs for the second quarter of 1997.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1998 increased by $92,000, and increased to 18.0% of total revenues from 13.9% incurred during the second quarter of 1997. This increase includes $373,000 of non-recurring expenses. Closing the Apple Valley, Minnesota office resulted in $142,000, settlement of the litigation with the former president and CEO resulted in $125,000 of severance pay and legal fees incurred, and employee terminations resulting from the functional reorganization and streamlining resulted in severance and termination benefits of
$106,000.   These non-recurring expenses more than offset the
cost reductions associated with the functional reorganization and streamlining plan and a reduction of $77,000 in expenses accrued under the Company's Management Incentive Compensation Plan ("MIC Plan") for the second quarter of 1998 compared to the second quarter 1997.





Other Income (Expense).   Net other income for the second
quarter 1998 decreased by $112,000 to $53,000, as compared to
approximately $165,000 for the same period 1997.   Interest
income decreased by $114,000 during the second quarter of 1998 principally due to the cash used by operating and investing activities.


(Six months ended June 30, 1998 compared to six months ended
June 30, 1997)

Revenues. During the six months ended June 30, 1998 the Company reported revenues of $12,361,000 a decrease of $5,934,000 from revenues for the same period 1997. During the first six months of 1997, the Company recognized initial pathology application software license revenue of $2,777,000 under the value added re-marketing agreement with Sunquest (the "Sunquest Agreement"), and approximately $2,961,000 of revenue from pathology deliveries to the United States Department of Defense ("DOD"), hospitals under a sub-contract to the United States Defense Supply Service. During the first six months of 1998, only $126,000 of revenue was recognized under the Sunquest Agreement. This represents $75,000 of revenue from licenses sold by Sunquest and $51,000 from software support to Sunquest. In addition, government revenue of only $886,000 was recognized during the first six months of 1998. The Company is however, a subcontractor under a Teaming Agreement with a prime contractor who was awarded a multi-year contract in April 1998 for services to the Office of the Assistant Secretary of Defense for Health Affairs. The Prime Contractor on this project has not yet awarded any firm subcontract to the Company.

Computer system equipment sales and support revenues decreased to 11.4% of total revenues for the first six months of 1998, compared to 12.6% for the first six months of 1997, a decline of $896,000. Neither the Sunquest Agreement nor deliveries to the Department of Defense hospitals had any associated hardware revenue. Management does expect a higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines due to the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the first six months of 1998, decreased by $5,128,000 over the same period a year ago, from $7,223,000 to $2,095,000. The Company recognized initial pathology application software license revenue of $2,777,000 under the Sunquest Agreement during the first six months of 1997, and only $75,000 of application software license revenue thereunder during the first six months of 1998. Also, during the first six months of 1998, the Company recognized only $27,000 of pathology application software license revenue from government customers. This represents a $1,789,000 decrease from the $1,816,000 of application software license revenue recognized during the first six months of 1997 through deliveries under a completed U. S. Government sub-contract agreement. In addition, other pathology application software license revenue decreased by $402,000 principally due to the timing of sales cycles following the introduction of the CoPath Client Server product in March 1997. As a result, pathology application software license revenue decreased by $4,893,000. Laboratory software application license revenue for the six months ended June 30, 1998 decreased by $135,000. The Premier Series laboratory information system was acquired in May 1997 with the acquisition of Dynacor, Inc., accounted for as a pooling of interests. Initial new laboratory sales cycles were disrupted by the consolidation process and integration with the Company's LabPro 2000 laboratory information system and the DynamicVision suite of products. Radiology software application license revenues for the six months ended June 30, 1998 declined by $131,000 compared to the first six months of 1997. This primarily resulted from the introduction of the new Maxifile client server version released for general availability in December 1997 disrupting sales cycle for the older technology. These decreases more than offset the gain in imaging application software license revenues of $60,000.

Software support revenues increased $679,000 to $5,921,000 for the first six months of 1998, compared to $5,242,000 for the same period one year ago. This increase is principally attributable to successful implementations of new systems. As of June 30, 1998, the recurring annualized billable support base was $12.4 million, with an additional $1.8 million of annualized software support revenue anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues decreased by $590,000 to $2,933,000 from $3,523,000. This decrease principally results from the training and implementation services in connection with system installations to the DOD hospitals completed in 1997.






Cost of Products Sold. Cost of products sold as a percent of total revenues for the first six months of 1998 decreased to 11.5% from 13.1% for the same period 1997. Hardware revenues during the first six months of 1998 similarly decreased to 11.4% from 12.6% of total revenues for the first six months of 1997, due to the significant decrease in application software license revenues and the absence of hardware deliverables to either Sunquest or the DOD hospitals. In addition, third party software costs decreased to $209,000 during the first six months of 1998 compared to $428,000 incurred during the first six months of 1997, principally due to the decline in purchases of the mumps operating system licenses as a result in the decrease in application software license revenue and the shift to the client server platform.

Client Services Expense. Client services expense for the first six months of 1998 decreased $81,000 to $5,663,000 from $5,744,000 for the first six months of 1997, increasing as a percentage of sales from 31.4% to 45.8%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line in November 1996, and new product releases in 1997. During 1997, the Company released for general availability client server versions of CoPath (March 1997), and Maxifile (December 1997), and new releases of PACsPlus (October
1997), and DynamicVision (October 1997).   The unanticipated
elongation of initial product sales cycles for these new products resulted in a significant decline in quarterly revenues and a disproportionate burden in client services expense. However, the Company decreased client services expenses while introducing these new products.

Software Development Costs. Software development costs for the first six months of 1998 increased to 25.0% of total operating revenues from 16.0% incurred during the first six months of 1997. Development efforts continued as part of the Company's overall growth strategy. As such, the Company capitalized $1,787,000 or 43% of total software development costs during the first six months of 1998 compared to $1,707,000 or 44.1% of total software development costs for the same period of 1997. The intensified development effort during the six months of 1998 resulted in image enabling the Company's client server product releases for radiology and pathology, and has provided more uniformity within the Company's product line.

Sales and Marketing. Sales and marketing costs for the first six months of 1998 as a percentage of total revenues, increased to 42.7% from 22.0% for the same period of 1997. During 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's latest product releases. This resulted in an increase in sales and marketing costs incurred during the first six months of 1998 of $1,249,000 as compared to similar costs for the first six months of 1997.

General and Administrative Expenses. General and administrative expenses for the first six months of 1998 decreased by $149,000, but increased to 17.6% of total revenues from 12.7% incurred during the first six months of 1997. The decreased expenses include a $132,000 reduction in amounts accrued under the Company's Management Incentive Compensation Plan ("MIC Plan"). The MIC Plan accrual reduction and other savings associated with relocating CoMed and Dynacor administration to the Company's headquarters, more than offset the non-recurring charges associated with closing the Apple Valley office of $142,000, the $125,000 charge to settle the litigation with the former president and CEO, and employee termination and severance benefits of $106,000 resulting from the functional reorganization and streamlining plan.

Other Income (Expense).   Net other income for the first six
months of 1998 decreased by $188,000 to $148,000, as compared to
approximately $336,000 for the same period 1997.   Interest
income decreased by $194,000 during the first six months of 1998 principally due to the cash used by operating and investing activities.


Liquidity and Capital Resources

As of June 30, 1998 the Company had cash equivalents of $1,219,000, working capital of $1,744,000, and a working capital ratio of 1.17 to 1.

Contracts receivable as of June 30, 1998 decreased $1,055,000 to $2,037,000 as compared to the balance of $3,092,000 on December 31, 1997. The Company collected the second of three $1,000,000
installments due under the Sunquest Agreement.   The remaining
installment is due no later than February 7, 1999. As of June 30, 1998 the Sunquest Agreement had a carrying value of approximately $954,000. The remaining change in contracts receivable results from scheduled collections on monthly installment receivables from radiology information system
customers.   As of June 30, 1998, all contracts receivables were
current with applicable payment terms.







During the first six months of 1998 the Company capitalized $1,787,000 of software development costs and purchased $628,000 of additional property and equipment. Development efforts during the first six months of 1998 resulted in image enabling the Company's client server product releases for radiology and pathology, and has provided more uniformity within the Company's
product line.   The Company also continued to develop
enhancements to DynamicVision and PACsPlus+.   Property
purchases were made primarily to accommodate the growth of the
Company.   The Company acquired a new trade show booth to
adequately display the entire suite of products, equipped the sales force with laptop computers for product demonstration, purchased new software for pipeline management and purchased a
sales database.   The Company expects to continue to invest in
software development and continued internal growth.

Accounts payable and accrued expenses increased $292,000 to $3,315,000 as of June 30, 1998 from $3,023,000 as of December
31, 1997. Payroll related taxes and benefits increased by $283,000 solely due to the timing of the related payment activities.

During the first six months of 1998 the Company received
$134,000 in proceeds from the exercise of director and employee options.

On July 24, 1998 the Company signed a $5,000,000 Revolving Line of Credit with Silicon Valley Bank. The Revolving Line of Credit matures on July 23, 1999, is secured by all existing Company assets, interest thereon is payable monthly in arrears at the bank's prime rate plus one percent, and is based on advance formulas tied to receivables.

On July 29, 1998 the Company issued 1,000,000 shares of Series C Preferred Stock and warrants to purchase an aggregate of 300,000 shares of the Company's common stock at a strike price of $2.25 exercisable through July 30, 2003 for an aggregate of $2,000,000 and net proceeds of $1,825,000. The Series C Preferred Stock will accrue an aggregate quarterly cash dividend of $40,000 payable in arrears on September 30, December 31, March 31, and June 30 while outstanding, is non-voting, is convertible on a share for share basis to common stock of the Company, may be automatically converted when the Company's common stock trades at or above $4.00 while maintaining a weekly trading volume of 250,000 shares, and has an aggregate liquidation preference of $2,000,000.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The ability to fund future working capital requirements is dependent on the Company's ability to restore and maintain profitable operations or to obtain suitable additional financing.

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








                PART II.     OTHER INFORMATION



Item 1.  Legal Proceedings

In June, the Company's action against the Company's former president and chief executive officer, in the District Court of Lancaster County, Nebraska, alleging fraud, negligence and breach of fiduciary duty, as well as the defendant's counter claim for defamation seeking $280,000 in severance pay in addition to two years worth of benefits, were simultaneously resolved. The Company agreed to pay $82,000 in severance pay and $43,000 in defendants legal expenses in the stipulation. As of June 30, 1998 the Company accrued the $125,000 settlement and the related expense has been included in general and administrative expenses reported for the quarter ended June 30, 1998.


There were no other material developments in existing or pending legal proceedings involving the Company.

Item 2.  Changes in Securities and Use of Proceeds

The information required by this item is incorporated by reference to Footnote (C) of the condensed consolidated financial statements included in Part I therein, and Item 4 Submission of Matters to a Vote of Securities Holders herein.

Item 3.  Defaults Upon Senior Securities
         None








Item 4.	Submission of Matters to a Vote of Securities Holders


The Company's Annual Meeting of Shareholders was held on June
4, 1998, in Maitland, Florida. Eight directors were elected to the Company's Board. A listing of those directors follows:

Name and Principal Occupation	                        Number of Votes Received

Jerry L. Carson
Executive Vice President, CFO
Evans Enterprises                                                   16,042,449

Mitchel J. Laskey
President and CEO
Dynamic Healthcare Technologies, Inc.                               16,049,349

Thomas J. Martinson
President
Martinson & Company, Ltd.                                           16,044,069

Bret Maxwell
Vice Chairman
First Analysis Corporation                                          16,068,020

David M. Pomerance
President
MMRI, Inc.                                                          15,525,894

Guy Rabbat
Vice President
General Electric Company                                            15,776,364

Daniel Raynor
Managing Partner
The Argentum Group                                                  16,068,020

Richard W. Truelick
President
Truelick Associates                                                 16,032,120

A proposal to engage KPMG Peat Marwick, LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1998 passed by a vote of 16,113,853 to 99,700 with 12,494 votes abstaining.

A proposal for employer matching contributions, related to 1998 employee deferrals to the Dynamic Healthcare Technologies, Inc. 401(k) plan, be made monthly in the form of Company common stock, and reserving 500,000 shares of common stock for this purpose passed by a vote of 8,467,625 to 2,388,767 with 31,980 votes abstaining.

A proposal to adopt an amendment to the Employee Stock Purchase
Plan ("ESP Plan") to extend the expiration date to December 31, 2003 passed by a vote of 8,837,083 to 1,892,504 with 19,950 votes abstaining.

A proposal to ratify issuance of a special Stock Option Agreement in favor of Mr. Mitchel J. Laskey passed by a vote of 8,229,866 to 2,349,741 with 169,930 votes abstaining. The options granted under the Special Stock Option Agreement grant Mr. Laskey the option to acquire up to 400,000 shares of the Company's Common Stock, $.01 par value, are exercisable through December 31, 2002, are nontransferable, vest in accordance with the vesting provisions currently in effect for the Company's Director and Management Plan, and are summarized as follows:






            Number of Options                     Exercise Price
                 100,000                              $ 6.00
                 100,000                              $ 7.50
                 100,000                              $ 9.00
                 100,000                              $10.50
                 400,000


A proposal to increase the number of Board members to eight (8) and elect Guy Rabbat as a member of the Board of Directors passed by a vote of 15,776,364 to 409,658 with 40,025 votes abstaining.

A proposal to adopt an amendment to Article II, Section 2 of the Company's By-Laws passed by a vote of 10,439,068 to 379,925 with 99,376 votes abstaining.

The Board of Directors had proposed an amendment to the By-Laws of the Company pursuant to Section 607.1020 of the Florida Business Corporation Act and Article II of the By-Laws of the Company, which relates to the number of Directors of the Company, by deleting Article II, Section 2 in its entirety, and replacing it with a new Article II, Section 2 as set forth below.


Current Article II, Section 2

Section 2, Number. The corporation shall have seven directors initially. The number of directors may be increased or decreased from time to time by the holders of a majority of the outstanding shares of the corporation at any regular or special meeting of shareholders, but no decrease shall have the effect of shortening the term of an incumbent director (unless the shareholders remove the director), nor shall there ever be less than one director.

Proposed New Article II, Section 2

Section 2, Number. The corporation shall have seven (7) directors initially. The number of directors may from time to time hereafter be decreased to a minimum of five (5) directors and increased to a maximum of nine (9) directors, as follows:
(i) at any regular, annual or special meeting of the Board of Directors, by the vote of directors representing two-thirds (2/3) of the entire Board of Directors; (ii) by written consent of two-thirds (2/3) of the entire Board of Directors; or (iii) by the vote of the holders of a majority of the issued and outstanding shares present, in person or by proxy, at any annual or special meeting of the shareholders, but in no event shall a decrease in the number of directors have the effect of shortening the term of an incumbent director, unless the shareholders shall also approve the removal of such director.

Item 5.	Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit  3:  Amendment to Articles of Incorporation
             Exhibit 11:  Statement Regarding Computation of Per Share
                          Earnings.

        (b)  Reports on Form 8-K:

             The Registrant filed a Form 8-K dated June 5, 1998 with the Commission reporting a proposed private placement of up to $4,000,000 of units consisting of Series C Preferred Stock and Warrants.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 (Registrant)



Date:  July 31, 1998             /S/MITCHEL J. LASKEY
                                    Mitchel J. Laskey
                                    President, CEO and Treasurer



Date:  July 31, 1998              /S/PAUL S. GLOVER
                                     Paul S. Glover
                                     Vice President of Finance, CFO
                                     and Secretary









                            FORM 10-Q
             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                        Index to Exhibits




Description of Exhibit                                            Page Number

Exhibit  3:  Amendment to Articles of Incorporation                      20

Exhibit 11:  Statement regarding computation of per share earnings       28

Exhibit 15:  Letter regarding unaudited interim financial information    29




















                                   FORM 10-Q
                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                                   Exhibit 3
                    AMENDMENT TO ARTICLES OF INCORPORATION
                                       OF
                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.


Article VI of the Articles of Incorporation of DYNAMIC
HEALTHCARE TECHNOLOGIES, INC. was amended by the corporation's board of directors on July 24, 1998. The corporation is filing these Articles of Amendment to Articles of Incorporation pursuant to F.S. 607.0602.

1.	The name of the corporation is DYNAMIC HEALTHCARE
TECHNOLOGIES, INC. (the "Corporation").

2.	Article VI of the Articles of Incorporation of DYNAMIC
HEALTHCARE TECHNOLOGIES, INC. was amended as follows:

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

Of the shares of Preferred Stock, the Corporation is authorized to issue up to One Million (1,000,000) shares of Series C 8% Redeemable Convertible Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), which shall have the following attributes:

1.	Designations.  One Million (1,000,000) shares of the
Preferred Stock of the Corporation shall constitute a series of Preferred Stock designated as "Series C 8% Redeemable
Convertible Preferred Stock" ("Series C Preferred Stock").

2.	Dividends.

(a)	Each holder of shares of Series C Preferred Stock will be
entitled to receive, on a pari passu basis, when and as declared by the Board of Directors out of assets of the Corporation legally available for payment, a cumulative annual cash dividend at the rate of $0.16 per share of the Series C Preferred Stock payable quarterly in arrears on March 31, June 30, September 30 and December 31, commencing September 30, 1998 (each a "dividend payment date"); provided that, if on any such day banks in the City of New York are authorized or required to close, dividends otherwise payable on such day will be payable on the next day that banks in the City of New York are not authorized or required to close. Such dividends will be payable, in arrears, to holders of record as they appear on the stock books of the Corporation on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors. The amount of dividends payable per share for each dividend period shall be computed by dividing by four the $0.16 annual dividend. The amount of dividends payable on the Series C Preferred Stock for the initial dividend period and for any period shorter than a full quarterly dividend shall be computed on the basis of a 360-day year of twelve 30-day months. Dividends on shares of Series C Preferred Stock shall cease to accrue upon the redemption or conversion of such shares pursuant to Section 4 or Section 6 hereof.

(b)	In the event the Corporation (i) shall be in default under
the terms of any loan agreements or similar agreement with commercial lenders for borrowed money; (ii) shall file for, or have filed against it a petition for bankruptcy; or (iii) shall not make a dividend payment when due (any of which, shall be an "Event of Default") the dividend rate on the Series C Preferred Stock shall increase to fifteen (15%) percent per annum (the "Default Dividend Rate"), so long as the Event of Default continues.

(c)	The Corporation may not declare or pay any dividend or make
any distribution of assets on, or redeem, purchase or otherwise acquire, shares of common stock of the Corporation ("Common
Stock") or of any other stock of the Corporation ranking junior to the Series C Preferred Stock as to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up, unless all accrued and unpaid dividends on the Series C Preferred Stock for all prior dividend periods have been or contemporaneously are declared and paid (including any dividends paid pursuant to Section 2(b)) and the full quarterly dividend on the Series C Preferred Stock and for the current dividend period has been or contemporaneously is declared and set apart for payment.

3.	Rights on Liquidation, Dissolution or Winding Up, Etc.

(a)	In the event of any voluntary or involuntary liquidation of
the Corporation, the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus or earnings, shall be distributed in the following order of priority:

(i)	The holders of the Series C Preferred Stock shall be
entitled to receive, prior and in preference to any distribution to the holders of Common Stock or any class of stock ranking as to dividends or upon liquidation junior to the Series C Preferred Stock (x) as to the holders of Series C Preferred Stock, an amount equal to the greater of (A) $2.00 per share for each share of Series C Preferred Stock then outstanding, and, in addition, an amount equal to all accrued but unpaid dividends on such share of Series C Preferred Stock as of the date such payment is made to the holders of Series C Preferred Stock or
(B) the amount the holders of Series C Preferred Stock would have received had the holders of Series C Preferred Stock converted the Series C Preferred Stock into Common Stock as provided in Section 6 immediately prior to the voluntary or involuntary liquidation and, in addition, an amount equal to all accrued but unpaid dividends on such shares of Series C Preferred Stock as of the date such payment is made to the holders of Series C Preferred Stock.

(ii)	Distributions made to holders of Series C Preferred Stock
pursuant to this Section 3(a) shall be made pro rata based on the amounts the respective liquidation preferences of the Series C Preferred Stock determined in accordance with Section 3(a)(i) bear to the total amount available for distribution.

(iii)	After distribution of the amounts set forth in Section
3(a)(i) above, the remaining assets of the Corporation available for distribution, if any, to the shareholders of the Corporation shall be distributed to the holders of issued and outstanding shares of Common Stock, pro rata, based upon their respective holdings.

4.	Redemption of Series C Preferred Stock

(a)	On any date on or after two (2) years from the date of
issuance, the Corporation may, at its option, (unless otherwise prevented by law) redeem, upon the written notice to the holders of the then outstanding shares of Series C Preferred Stock (which notice shall state the Corporation's intention to exercise the redemption option set forth herein as provided in
Section 4(a)). The redemption price of shares of the Series C Preferred Stock shall be equal to $2.00 plus any accrued but unpaid dividends as of the redemption date.

(b)	Notice of any Series C Preferred Stock redemption date and
the redemption option exercisable in connection therewith pursuant to this Section 4 shall be sent by the Corporation by first-class certified mail, return receipt requested, postage prepaid, to the holders of record of shares of Series C
Preferred Stock at their respective addresses as the same shall appear on the books of the Corporation. Such notice shall be mailed not less than 30 nor more than 60 days in advance of the applicable Series C Preferred Stock redemption date. At any time on or after the Series C Preferred Stock redemption date, the holders of record of shares of Series C Preferred Stock to be redeemed on such Series C Preferred Stock redemption date in accordance with this Section 4 shall be entitled to receive the applicable redemption price upon actual delivery to the Corporation or its agents of the certificates representing the shares to be redeemed. If upon any redemption the assets of the Corporation available for redemption shall be insufficient to pay the holders of the shares of Series C Preferred Stock the full amounts to which they shall be entitled, the holders of shares of Series C Preferred Stock shall share ratably in any such redemption according to the respective amounts which would be payable in respect of such shares to be redeemed to the holders thereof if all amounts payable on or with respect to such shares were paid in full.

5.	Voting Rights.  The holders of the Series C Preferred Stock
shall have no voting rights whatsoever, except for any voting rights to which they may be entitled under the laws of the State of Florida, provided, however, that if dividends on the Series C Preferred Stock shall be in arrears for two calendar quarter(s)






and so long as such dividends shall be in arrears, each holder of shares of Series C Preferred Stock shall be entitled to such number of votes in respect of such Series C Preferred Stock as shall equal the largest whole number of shares of Common Stock into which such Series C Preferred Stock are then convertible as provided in Section 6 hereof, to vote on all matters to which holders of Common Stock shall be entitled to vote, voting together with the holders of Common Stock as one class.

6.	Conversion of Series C Preferred Stock.

(a)	The holders of Series C Preferred Stock shall have the
right, at such holder's option, at any time or from time to time to convert such shares of Series C Preferred Stock into such whole number of fully paid and nonassessable shares of Common Stock which results from multiplying the number of shares of Series C Preferred Stock to be converted by the "Conversion Value" and dividing the result by the Conversion Price. The number of shares of Common Stock into which the Series C Preferred Stock is convertible is hereinafter collectively referred to as the "Conversion Rate" for such series. The initial Conversion Price per share of the Series C Preferred Stock shall be $2.00, and the Conversion Value per share of Series C Preferred Stock shall be $2.00. The holder of any shares of Series C Preferred Stock exercising the aforesaid right to convert such shares into shares of Common Stock shall be entitled to receive, in cash, an amount equal to all accrued dividends with respect to such shares of Series C Preferred Stock up to and including the respective conversion date of the Series C Preferred Stock.

(b)	Each share of Series C Preferred Stock shall automatically
be converted into shares of Common Stock at the then effective Conversion Price in accordance with Section 6(a) for such series if the Corporation's Common Stock shall have traded above 200%
of the then effective Conversion Price for twenty (20) consecutive trading days with an average weekly trading volume of at least 250,000 shares provided that the shares of Common Stock received upon conversion must be registered or eligible to be sold pursuant to Rule 144 promulgated under the Securities
Act of 1933 as amended.

(c)	The Conversion Price of the Series C Preferred Stock shall
be subject to adjustment from time to time as set forth below.

(i)	If the Corporation shall issue, after the initial issuance
date of the Series C Preferred Stock, any Additional Stock (as defined below) without consideration or for a consideration per share less than the Conversion Price for the Series C Preferred Stock in effect immediately prior to the issuance of such Additional Stock, the Conversion Price for such series in effect immediately prior to each such issuance shall forthwith (except as otherwise provided in this clause (i)) be reduced to such lower purchase price (or in the case of options and similar securities, the consideration received for the option and the consideration to be received upon exercise of such option) or, if for no consideration, $.01.

(ii)	"Additional Stock" as used herein shall mean any shares of
Common Stock issued (or deemed to have been issued) or rights, warrants, options or other exchangeable securities convertible into Common Stock (including shares of Common Stock held in the Corporation's Treasury) by the Corporation after July 29, 1998.

(iii)	Except to the limited extent provided for in subsection
6(c)(vii), no adjustment of such Conversion Price pursuant to this section 6(c) shall have the effect of increasing the Conversion Price for the Series C Preferred Stock above the Conversion Price for the Series C Preferred Stock in effect immediately prior to such adjustment.

(iv)	No adjustment in the Conversion Price for the Series C
Preferred Stock shall be required unless such adjustment would require an increase or decrease of at least one cent ($0.01) in such price; provided, however, that any adjustments which by reason of this subsection (iv) are not required to be made shall be carried forward and taken into account in any subsequent adjustment required to be made hereunder. All calculations under this Section 6(c) shall be made to the nearest one cent ($0.01). In the case of the issuance of Common Stock for cash, the consideration shall be deemed to be the amount of cash paid therefor before deducting any reasonable discounts, commissions or other expenses allowed, paid or incurred by the Corporation for any underwriting or otherwise in connection with the issuance and sale thereof.




(v)	In the case of the issuance of the Common Stock for a
consideration in whole or in part other than cash, the consideration other than cash shall be deemed to be the fair value thereof as determined in good faith by the Board of Directors.

(vi)	In the case of the issuance (whether before, on or after
the original issuance date of the Series C Preferred Stock) of options to purchase or rights to subscribe for Common Stock, securities by their terms convertible into or exchangeable for Common Stock or options to purchase or rights to subscribe for such convertible or exchangeable securities, the following provisions shall apply for all purposes of this Section 6(c):

 (A)	The aggregate maximum number of shares of Common Stock
deliverable upon exercise (assuming the satisfaction of any conditions to exercisability, including without limitation, the passage of time, but without taking into account potential anti-dilution adjustments) of such options to purchase or rights to subscribe for Common Stock shall be deemed to have been issued at the time such options or rights were issued and for a consideration equal to the consideration (determined in the manner provided in subsections 6(c)(v) and 6(c)(vi), if any, received by the Corporation upon the issuance of such options or rights plus the minimum exercise price provided in such options or rights (without taking into account potential anti-dilution adjustment) for the Common Stock covered thereby.

(B)	The aggregate maximum number of shares of Common Stock
deliverable upon conversion of or in exchange (assuming the satisfaction of any conditions to convertibility or exchangeability, including, without limitation, the passage of time, but without taking into account potential anti-dilution adjustments) for any such convertible or exchangeable securities or upon the exercise of options to purchase or rights to subscribe for such convertible or exchangeable securities and subsequent conversion or exchange thereof, shall be deemed to have been issued at the time such securities were issued or such options or rights were issued and for a consideration equal to the consideration, if any, received by the Corporation for any such securities and related options or rights (excluding any cash received on account of accrued interest or accrued dividends), plus the minimum additional consideration, if any, to be received by the Corporation (without taking into account potential anti-dilution adjustments) upon the conversion or exchange of such securities or the exercise of any related options or rights (the consideration in each case to be determined in the manner provided in subsections 6(c)(v) and 6(c)(vi).

(C)	In the event of any change in the number of shares of Common
Stock deliverable or in the consideration payable to the Corporation upon exercise of such options or rights or upon conversion of or in exchange for such convertible or exchangeable securities (excluding a change resulting solely from the anti-dilution provisions thereof if such change results from an event which gives rise to an anti-dilution adjustment under this subsection 6(c)), the Conversion Price of the Series
C Preferred Stock, to the extent in any way affected by or computed using such options, rights or securities, shall be recomputed to reflect such change, but no further adjustment shall be made for the actual issuance of Common Stock or any payment of such consideration upon the exercise of any such options or rights or the conversion or exchange of such securities.

(D)	Upon the expiration of any such options or rights, the
termination of any such rights to convert or exchange or the expiration of any options or rights related to such convertible or exchangeable securities, the Conversion Price of the Series C Preferred Stock, to the extent in any way affected by or computed using such options, rights or securities or options or rights related to such securities, shall be recomputed to reflect the issuance of only the number of shares of Common Stock (and convertible or exchangeable securities which remain in effect) actually issued upon the exercise of such options or rights, upon the conversion or exchange of such securities or upon the exercise of the options or rights related to such securities.

(E)	The number of shares of Common Stock deemed issued and the
consideration deemed paid therefor pursuant to subsections
6(c)(vi)(A) and 6(c)(vi)(B) shall be




appropriately adjusted to
reflect any change, termination or expiration of the type described in either subsection 6(c)(vi)(C) or 6(c)(vi)(D).

(vii)	If, prior to the conversion or redemption of a share of
Series C Preferred Stock, the Company shall issue any shares of Common Stock as a stock dividend or subdivide the number of outstanding shares of Common Stock into a greater number of shares of Common Stock, then, and in either of such cases, the number of shares of Common Stock into which a share of Series C Preferred Stock is then convertible shall be proportionately increased; and, conversely, in the event the Company shall contract the number of outstanding shares of Common Stock by combining such shares of Common Stock into a smaller number of shares of Common Stock, then, and in such case, the number of shares of Common Stock into which a share of Series C Preferred Stock is then convertible shall be proportionately decreased. The declaration of a dividend payable in cash on shares of Common Stock at substantially the same time as the Company offers to its shareholders a right to purchase new shares of Common Stock from the proceeds of such dividend or for an amount substantially equal to the dividend, shall, for the purpose hereof, be deemed to have been issued as a share dividend. Any dividend paid or distributed upon the shares of Common Stock or a class of securities convertible into shares of Common Stock shall be treated as a dividend paid on the Common Stock to the extent that shares of Common Stock are issuable upon the conversion thereof.

An adjustment made pursuant to this subparagraph (d) shall become effective (i) in the case of a dividend, immediately after the opening of business on the day following the record date for the determination of shareholders entitled to receive such dividend and (ii) in the case of a subdivision or contraction, immediately after the time when such subdivision or contraction, as the case may be, becomes effective.

(d)	Before any holder of Series C Preferred Stock shall be
entitled to convert the same into shares of Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Series C Preferred Stock, and shall given written notice to the Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for the shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series C Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series C Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

(e)	In the event the Corporation shall declare a distribution
payable in securities of other persons, evidences of indebtedness issued by the Corporation or other persons, assets (excluding cash dividends) or options or rights to the holders the Corporation's Common Stock, then, in each such case for the purpose of this subsection 6(e), the holders of the Series C Preferred Stock shall be entitled to a proportionate share of any such distribution as though they were the holders of the number of shares of Common Stock of the Corporation into which their shares of Series C Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock of the Corporation entitled to receive such distribution.

(f)	If at any time or from time to time there shall be a
recapitalization of the Common Stock (other than a subdivision, combination or merger or sale of assets transaction provided for elsewhere in this Section 6) provision shall be made so that the holders of the Series C Preferred Stock shall thereafter be entitled to receive upon conversion of the Series C Preferred Stock the number of shares of stock or other securities or property of the Corporation or otherwise, to which a holder of Common Stock deliverable upon conversion would have been entitled on such recapitalization. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 6 with respect to the rights of the holders of the Series C Preferred Stock after the recapitalization to the end that the provisions of this Section 6 (including adjustment of the Conversion Price then in effect and the number of shares issuable upon conversion of the Series C Preferred Stock) shall be applicable after that event as nearly equivalent as may be practicable.






(g)	The Corporation will not, by amendment of its Amended and
Restated Articles of Incorporation, as amended through the date of the filing hereof, or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 6 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series C Preferred Stock against impairment.

(h)	If any capital reorganization or reclassification of the
capital stock of the Corporation, or consolidation or merger of the Corporation with and into another corporation, or the sale of all or substantially all of its assets to another corporation, shall be effected while any shares of Series C Preferred Stock are outstanding in such a manner that holders of shares of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby each holder of Series C Preferred Stock shall thereafter have the right to receive upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore receivable upon conversion of Series C Preferred Stock, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such Common Stock immediately theretofore so receivable had such reorganization, reclassification, consolidation, merger or sale not taken place, and in such case appropriate provision shall be made with respect to the rights and interests of the holders of Series C Preferred Stock to the end that the provisions hereof shall thereafter be applicable, as nearly as may be possible, in relation to any shares of stock, securities or assets thereafter deliverable upon the conversion of such shares of Series C Preferred Stock. The Corporation shall not effect any such consolidation, merger or sale unless prior to or simultaneously with the consummation thereof the survivor or successor corporation (if other than the Corporation) resulting from such consolidation or merger or the corporation purchasing such assets shall assume by written instrument executed and mailed or delivered to each holder of Series C Preferred Stock, the obligation to deliver to such holders of Series C Preferred Stock such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder of Series C Preferred Stock may be entitled to receive, and containing the express assumption of such successor corporation of the due and punctual performance and observance of every provision of these Articles of Incorporation to be performed and observed by the Corporation and of all liabilities and obligations of the Corporation hereunder with respect to the Series C Preferred Stock.

(i)	(i)	No fractional shares shall be issued upon the conversion
of any share or shares of the Series C Preferred Stock, and the number of shares of Common Stock to be issued shall be rounded to the nearest whole share. In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall make a cash payment equal to the Current Market Price of the Common Stock as of two business days prior to payment multiplied by such fraction.

(ii)	Upon the occurrence of each adjustment or readjustment of
the Conversion Price of Series C Preferred Stock pursuant to this Section 6, the Corporation, at its expense, shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Series C Preferred Stock a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series C Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (A) such adjustment and readjustment, (B) the Conversion Price for such Series C Preferred Stock at the time in effect, and (C) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of a share of such Series C Preferred Stock.

(j)	In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Corporation shall mail to each holder of Series C Preferred Stock, at least twenty (20) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.








(k)	The Corporation shall at all times reserve and keep
available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series C Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series C Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series C Preferred Stock, in addition to such other remedies as shall be available to the holder of such Series C Preferred Stock, the Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite shareholder approval of any necessary amendment to these provisions. The Corporation shall pay all documentary, stamp or other transactional taxes attributable to the issuance or delivery of shares of capital stock of the Corporation upon conversion of any shares of Series C Preferred Stock; provided, however, that the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the holder of the shares of Series C Preferred Stock in respect of which such shares are being issued. All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein will, upon issuance by the Corporation, be validly issued, fully paid and nonassessable and free from all taxes, liens or charges with respect thereto.

(l)	Any notice required by the provisions of this Section 6 to
be given to the holders of shares of Series C Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of the Corporation.

(m)	In the event any shares of Series C Preferred Stock shall be converted pursuant to this Section 6, the shares so converted shall be canceled. The Amended and Restated Articles of Incorporation of the Corporation, as amended, may be appropriately amended from time to time to effect the corresponding reduction in the Corporation's authorized capital stock.

7.	Definitions.  The term "Current Market Price" at any date of one share of Common Stock means the daily closing price on the day before the day in question. The closing price shall be the last reported sales price or, in case no such reported sales took place on such day, the average of the last reported bid and asked prices, in either case on the principal national securities exchange on which the common stock is listed or admitted to trading (or if the common stock is not at the time listed or admitted for trading on any such exchange, then such price as shall be equal to the average of the last reported bid and asked prices as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on such day, or if, on any day in question, the common stock shall not be quoted on NASDAQ, then such price shall be equal to the last reported bid and asked prices on such day as reported by the National Quotation Bureau, Inc. or any similar reputable quotation and reporting service, if such quotation is not reported by the National Quotation Bureau, Inc. If such quotation is not reported by a reputable quotation and reporting service, then Current Market Price shall be as determined in good faith by a majority of the Corporation's Board of Directors.

8.	The foregoing resolution was duly adopted by the Board of
Directors of the Corporation on July 24, 1998.



[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]














IN WITNESS WHEREOF, the undersigned Director of this Corporation has executed these Articles of Incorporation on July 27, 1998.

                              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                              By: /S/ MITCHEL J. LASKEY
                                      Mitchel J. Laskey, Director


















                             FORM 10-Q
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             Exhibit 11

           Computation of Weighted Average Number of Shares
                  Outstanding and Per Share Earnings



                                 Three Months Ended       Six Months Ended
                                June 30, (Unaudited)    June 30, (Unaudited)
                                 1997         1998       1997         1998

Earnings (loss) available for
 common shareholders:
Net earnings (loss)          $(1,766,026) $(2,199,076) $1,208,730 $(5,118,285)

Common and common equivalent
 shares outstanding

Basic:

Weighted average number of
 common shares outstanding    17,328,473   18,035,604  17,286,218   18,032,232


Diluted:

Weighted average number of
  common shares outstanding   17,328,473   18,035,604  17,286,218   18,032,232

Dilutive effect of options
 and warrants using average
 market price                         --           --     947,906          --

Weighted average number of
 common and common equivalent
 shares outstanding assuming
 full dilution                17,328,473   18,035,604  18,234,124   18,032,232

Earnings (loss) per share
 basic and diluted            $    (0.10)  $    (0.12) $     0.07   $    (0.28)






Board of Directors
Dynamic Healthcare Technologies, Inc.

Re:  Registration Statement No. 333-57713

With respect to the subject registration statement on Form S-8, we acknowledge our awareness of the incorporation by reference of our report dated July 31, 1998, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.





                                     /S/KPMG PEAT MARWICK LLP
                                        KPMG Peat Marwick LLP




Orlando, Florida
July 31, 1998











