Form 10-Q
period 1998-09-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1998-11-06
CIK 720481

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                         FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended    September 30, 1998

Commission File Number    0-12516

Dynamic Healthcare Technologies, Inc.
(Exact name of registrant as specified in its charter)

Florida                          59-3389871
(State of Incorporation)        (IRS E.I.N.)

615 Crescent Executive Court, Lake Mary, Florida  32746
(Address of principal executive offices)        (ZIP Code)

(407) 333-5300
(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No

As of October 31, 1998, there were 18,217,280 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of twenty-one (21) pages.

The index to exhibits appears on page nineteen (19).




                            1



PART 1.          FINANCIAL INFORMATION

Item 1.		Financial Statements

         See attached statements following this item number.











               Independent Auditors' Review Report



Board of Directors
Dynamic Healthcare Technologies, Inc. and subsidiary:

We have reviewed the condensed consolidated balance sheet of Dynamic Healthcare Technologies, Inc. and subsidiary as of September 30, 1998, the related condensed consolidated statements of operations for the three and nine months periods ended September 30, 1997 and 1998, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.



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



Orlando, Florida
November 4, 1998







               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               Condensed Consolidated Balance Sheets

                                         December 31, 1997  September 30, 1998

ASSETS                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                   $   6,465,685      $   1,656,740
  Accounts receivable, net                        6,066,305          7,371,481
  Unbilled receivables                            2,900,702          3,338,522
  Contracts receivable - current                  1,409,571          1,178,647
  Prepaid expenses                                  738,773            804,950
  Other current assets                               53,265            204,728
     Total current assets                        17,634,301         14,555,068
Property and equipment, net                       3,699,761          4,173,402
Capitalized software development costs, net       7,830,349          9,129,712
Goodwill, net                                     2,070,581          1,764,923
Contracts receivable - non-current                1,682,780            648,197
Other assets                                         59,258             60,345
                                              $  32,977,030      $  30,331,647
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses       $   3,023,349      $   3,638,495
  Deferred revenue                                6,456,120          6,312,652
  Advance billings                                1,259,876            974,264
  Other                                             361,107            260,857
     Total current liabilities                   11,100,452         11,186,268
Other                                               453,788            735,394
     Total liabilities                           11,554,240         11,921,662
Shareholders' equity:
  Series C redeemable convertible preferred
  stock, ($0.01 par value; authorized 1,000,000
  shares; issued and outstanding 1,000,000
  shares as of September 30, 1998; liquidation
  preference of $2,000,000 plus accumulated
  dividends)                                             --          1,811,327
Common stock ($.01 par value; authorized
  40,000,000 shares; issued and outstanding
  18,008,210 and 18,217,280 shares as of December
  31, 1997 and September 30, 1998, respectively).   180,082            182,173
Warrants                                                 --              3,000
Additional paid-in capital                       44,300,707         44,690,125
Accumulated deficit                             (23,057,999)       (28,276,640)
     Total shareholders' equity                  21,422,790         18,409,985
                                               $ 32,977,030       $ 30,331,647

See notes to condensed consolidated financial statements.





              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
         Condensed Consolidated Statements of Operations
                            (Unaudited)

                                       Three Months Ended    Nine Months Ended
 			                                      September 30,         September 30,
                                       1997          1998    1997         1998
Operating revenues
  Computer system equipment
   sales and support            $ 1,959,491 $  731,630 $ 4,266,875 $ 2,143,405
  Application software licenses   3,595,986  2,763,124  10,818,638   4,857,690
  Software support                2,776,688  2,921,019   8,018,489   8,842,348
  Services and other              2,221,989  1,903,570   5,744,735   4,836,413
     Total operating revenues    10,554,154  8,319,343  28,848,737  20,679,856
Operating expenses:
  Cost of products sold           1,933,687    972,501   4,335,572   2,398,149
  Client services expense         2,904,124  2,686,527   8,647,914   8,349,269
  Software development costs      1,549,313  1,534,654   4,472,659   4,620,633
  Sales and marketing             2,353,645  2,135,101   6,376,872   7,406,936
  General and administrative      1,130,245    999,547   3,459,817   3,163,097
     Total operating expenses     9,871,014  8,328,330  27,292,834  25,938,084
     Operating income (loss)        683,140     (8,987)  1,555,903  (5,258,228)
Other income (expense):
  Interest expense and financing
   costs                             (7,449)   (21,928)    (42,688)    (46,724)
  Interest income and other         210,562     57,979     581,768     231,176
  Loss on disposal of fixed assets       --   (127,420)         --    (144,865)
     Total other income (expense) 	 203,113    (91,369)    539,080      39,587
Earnings (loss) before income taxes 886,253   (100,356)  2,094,983  (5,218,641)
Income tax                               --         --          --          --
Net earnings (loss)               $ 886,253  $(100,356) $2,094,983 $(5,218,641)
Net earnings (loss) available for
 common shareholders              $ 886,253  $(127,911) $2,094,983 $(5,246,196)
Earnings (loss) per common share:
  Basic                           $    0.05  $   (0.01) $     0.12 $     (0.29)
  Diluted                         $    0.05  $   (0.01) $     0.11 $     (0.29)
Weighted average number of common
 shares outstanding:
  Basic                          17,949,920 18,190,530  17,884,477  18,085,578
  Diluted                        18,418,948 18,190,530  18,570,731  18,085,578


See notes to condensed consolidated financial statements.





               DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
          Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                        1997           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                 $ 2,094,983    $(5,218,641)
Adjustments to reconcile net earnings (loss)
 to net cash provided (used) by operating activities:
  Depreciation and amortization                       2,270,540      2,365,490
  Noncash issuance of common stock pursuant to
   employee benefit plan                                     --        283,593
  Loss on disposal of fixed assets                           --        144,865
Changes in assets and liabilities:
  Accounts receivable                                (1,556,979)    (1,305,176)
  Unbilled receivable                                  (662,920)      (437,820)
  Contracts  receivable                              (5,462,249)     1,265,507
  Other                                                  77,514       (248,805)
  Accounts payable and accrued expenses                 735,823        544,127
  Deferred revenues                                   1,548,726       (143,468)
  Advance billings                                   (1,286,364)      (285,612)
     Net cash provided (used) by operating
      activitivies                                   (2,240,926)    (3,035,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs             (2,811,838)    (2,520,541)
  Purchases of property and equipment                (1,472,907)      (987,754)
  Proceeds from disposal of property and equipment           --         24,593
  Restricted cash released/(deposited)                   60,000             --
  Other                                                      --        (44,968)
     Net cash used by investing activities           (4,224,745)    (3,528,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                483,383        135,471
  Borrowings/(repayments) on long-term debt            (493,828)      (166,578)
  Proceeds from issuance of Series C Preferred
   Stock and Warrants                                        --      1,814,327
  Preferred stock dividends paid                             --        (27,555)
     Net cash flows provided (used) by financing
      activities                                        (10,445)     1,755,665
Net (decrease) in cash and cash equivalents          (6,476,116)    (4,808,945)
Cash and cash equivalents, beginning of period       11,450,436      6,465,685
Cash and cash equivalents, end of period           $  4,974,320    $ 1,656,740
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                    $     42,688    $    46,724
  Income taxes paid/(received)                     $         --    $        --
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
  Furniture and fixtures acquired under capital
   lease obligations                               $         --    $   492,495

See notes to condensed consolidated financial statements.





            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998


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

(B)	Line of Credit:

On July 24, 1998 the Company entered into a $5,000,000 Revolving Line of Credit with Silicon Valley Bank, a commercial bank ("Bank"). The Revolving Line of Credit is secured by all existing Company assets and matures on July 23, 1999. Interest thereon is payable monthly in arrears at the Bank's prime rate plus one percent, and borrowing thereunder will be based on advance ratios tied to receivables. The availability of borrowing is contingent on the Company's compliance with a minimum quick ratio (as defined) of 1.25 to 1, returning to profitability during the fourth quarter of 1998, and maintaining profitable operations in excess of any increase in the carrying value of capitalized software development costs in 1999. As of September 30, 1998 no amounts were borrowed against this line of credit.

(C)	Series C Preferred Stock

On July 29, 1998 the Company issued 1,000,000 shares of Series C
Redeemable Convertible Preferred Stock ("Series C Preferred
Stock") together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction, which resulted in net proceeds to the Company of $1,814,000. The issue was solely subscribed to by executive officers and directors of the Company on terms negotiated by non-participating directors and executive officers with the Company's investment banker. The Series C Preferred
Stock is convertible on a share for share basis to Common Stock, is non-voting, carries a $.16 per share cumulative annual dividend payable calendar quarterly in arrears, has a liquidation preference of $2.00 per share, may be automatically converted upon the Company's Common Stock sustaining sufficient trading at or above $4.00, and is redeemable by the Company on or after July 29, 2000 at a price of $2.00 per share. The
Warrants are exercisable at $2.25 per Common Share at any time on or before July 29, 2003. On September 29, 1998 Common Stock underlying the Series C Preferred Stock and Warrants ("Securities") was registered under the Securities Act of 1933, as amended. On September 30,
1998 all of the then accrued Series C Preferred Stock dividends aggregating $27,555 were declared and paid.

(D)	401(k) Plan Matching Contributions

During the three and nine month periods ended September 30, 1998, the Company contributed 59,622 and 130,956 shares, respectively, of common stock with average aggregate market values of $94,470 and $283,593, respectively, as matching contributions for the Company's 401(k) Plan.




Lease Obligations

On September 1, 1998, the Company relocated its corporate headquarters to Lake Mary, Florida.

Capital Leases
In connection with the Company's relocation of its corporate headquarters, the Company entered into a lease agreement for the purchase of furniture and fixtures. Future minimum lease payments under this non-cancelable lease having a three-year term, are included in other liabilities, and are as follows:

         Year ended September 30:
                  1999                          $ 175,124
                  2000                            191,044
                  2001                            191,044
                  2002                             15,920
         Total future minimum lease payments      573,132
         Less amount representing interest         80,637
         Present value of minimum lease payments  492,495
         Less current portion                     122,218
         Long term capital lease obligation     $ 370,277

Included in fixed assets are the following:

                                 December 31, 1997     September 30, 1998
Capital lease property	          $ 77,836              $ 570,331
Less accumulated depreciation     (53,816)               (86,110)
                                 $ 24,020              $ 484,221

Operating Leases
The lease for the new corporate headquarters expires on March 1, 2005. Total rent expense under all noncancelable operating lease agreements for office space was $309,000 and $350,000 for the three months ended September 30, 1997 and 1998, respectively and $910,000 and $978,000 for the nine months ended September 30, 1997 and 1998, respectively. The Company's minimum future lease payments under noncancelable operating leases are as follows:

          Year ended September 30:
                   1999                         $1,441,000
                   2000                          1,113,000
                   2001                          1,041,000
                   2002                          1,060,000
                   2003                          1,078,000
                   Thereafter                    1,555,000
                                                $7,288,000

Included in the above lease agreements are leases on office space in Apple Valley, MN which was vacated on June 30, 1998 and for which a liability was accrued for estimated lease termination fees. The unamortized balance of this reserve for losses was $82,000 as of September 30, 1998.

(F)	New Accounting Pronouncements:

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

On July 29, 1998 the Company issued 1,000,000 shares of Series C Preferred Stock together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction, which resulted in net proceeds to the Company of $1,814,000.

During the first quarter of 1998 the Company began a functional reorganization and cost reduction program. As previously reported, the Company focused on evaluating, reorganizing and reducing costs in the operations and development groups. As a result, the number of full time staff at September 30, 1998 was 235 as compared to 325 at the beginning of the fiscal year, or a workforce reduction of 28%.






The following table sets forth, for the three and nine month periods ended September 30, 1997 and 1998, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                        Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                            1997    1998        1997    1998
Operating revenues:
  Computer system equipment sales and support 18.5%    8.8%     14.8%   10.4%
  Application software licenses               34.1%   33.2%     37.5%   23.5%
  Software support                            26.3%   35.1%     27.8%   42.7%
  Services and other                          21.1%   22.9%     19.9%   23.4%
     Total revenues                          100.0%  100.0% 	  100.0%  100.0%

Operating expenses:
  Cost of products sold                       18.3%   11.7%     15.0%   11.6%
  Client services expense                     27.5%   32.3%     30.0%   40.4%
  Software development costs                  14.7%   18.4%     15.5%   22.3%
  Sales and marketing costs                   22.3%   25.7%     22.1%   35.8%
  General and administrative expense          10.7%   12.0%     12.0%   15.3%
     Total operating expenses                 93.5%  100.1%     94.6%  125.4%

Operating income (loss)                        6.5%   (0.1)%     5.4%  (25.4)%
Other income (expense)                         1.9%   (1.1)%     1.9%    0.2%

Net earnings (loss)                            8.4%   (1.2)%     7.3%  (25.2)%



Results of Operations

During 1997, the Company released for general availability client server versions of CoPath (March 1997), and Maxifile (December 1997), and new releases of PACSPlus (October 1997),
and DynamicVision (October 1997).   Sales cycles initiated prior
to the new product releases were disrupted both by the evolution of the new client server products, and transitioning the products of the recent acquisitions, Maxifile, CoPath, and Premier Series products, under the new DynamicVision suite of products. The Company's sales cycles are complex and industry experts generally indicate that initial sales cycles extend for between six to eighteen months. Although the Company experienced increased momentum at the end of the second quarter of 1998, third quarter 1998 new system bookings slowed to $3.3 million. Particularly, the electronic health record market has been very slow to develop. Management believes that sales cycles for the electronic health record have been elongated by year 2000 concerns and continued advancements in managed care in addition to the product enhancements released in 1997. As a result, the Company has experienced mixed results following the release of the four new products in 1997.

(Three months ended September 30, 1998 compared to three months ended September 30, 1997)

Revenues. During the quarter ended September 30, 1998, the Company reported revenues of $8,319,000, a decrease of $2,235,000 from revenues reported for the same period 1997. A total of $2,979,000 of revenue was recognized during the third quarter of 1997 from a significant multi-site radiology sale, which occurred early in the third quarter of 1997. There was no such similar sale in the third quarter of 1998. Absent the effect of the multi-site radiology sale in the third quarter of 1997, quarterly revenues for the third quarter of 1998 increased by $744,000 as compared to revenues for the third quarter of 1997, principally as a result of deliveries from the record backlog reported at the end of the second quarter. Although electronic health record revenues declined by $1,278,000, pathology information systems, radiology systems, and laboratory systems revenues increased by $820,000, $674,000 and $594,000, respectively,

Computer system equipment and support revenues for the third quarter of 1998 compared to the third quarter of 1997, decreased
by $1,228,000.   The multi-site radiology system sale realized
$1,074,000 of computer system equipment and support revenues in the third quarter of 1997. In addition, other increases of $186,000, $147,000, and $7,000 in computer system equipment and support revenues for the third quarter of 1998 from pathology information systems, other radiology systems, and laboratory systems, respectively, offset a decline of $494,000 in similar electronic health record revenues.




Application software license revenues for the third quarter of 1998 compared to the third quarter of 1997, decreased by
$833,000.   The multi-site radiology system sale realized
$1,436,000 of application software license revenues in the third quarter of 1997. Other increases of $298,000, $397,000, and $550,000 in application software license revenues for the third quarter of 1998 from pathology information systems, other radiology systems, and laboratory systems, respectively, more than offset a decline of $642,000 in similar electronic health record revenues.

Software support revenues for the third quarter of 1998 compared to similar revenues for the third quarter of 1997 increased by $144,000. Successful installations continue to result in a growing customer support base. However, during the third quarter of 1998 the Company established a plan to discontinue support to laboratory customers still operating on the prime computer platform, and various decision support applications upon expiration of existing contracts. This represents approximately $358,000 of annual support base. In addition, renewal of the master support agreement covering the pathology information system installation at 58 military treatment facilities was reduced by approximately $186,000 from amounts
previously expected.    As of September 30, 1998, recurring
annualized billable support base was $12.1 million, and an additional $1.6 million of annualized software support base is anticipated to be generated from delivery of the Company's existing new systems backlog.

Services and other revenues for the third quarter of 1998 declined by $318,000 compared to the third quarter of 1997.
This was principally attributable to $469,000 of services revenue from the multi-site radiology system sale recognized in the third quarter of 1997. A decline of $137,000 in electronic health record service revenues was more than offset by increases of $216,000, $6,000, and $86,000 in pathology information systems, other radiology systems, and laboratory systems service revenues, respectively.

Cost of Products Sold.   Cost of products sold as a percentage
of total revenues for the third quarter of 1998 decreased from 18.3% to 11.7% compared to the third quarter of 1997. This decrease is substantially attributed to the decline in computer system equipment revenues during the third quarter of 1998 compared to the third quarter of 1997. However, cost of products sold for the third quarter of 1998 includes approximately $69,000 of product delivery costs associated with improving installations hosting customer site visits for which there was no corresponding incremental revenue. In addition, cost of products sold also includes third party software costs of approximately 5.0% of total revenues during the third quarter of 1998, compared to 3.9% of total revenues during the third quarter of 1997. This resulted principally from reduced application software license revenues associated with establishing initial show sites for the new product releases.

Client Services Expense. Client services expense for the third quarter 1998 decreased $217,000 to $2,687,000 from $2,904,000 for the third quarter 1997, increasing as a percentage of sales from 27.5% to 32.3%. The unanticipated elongation of initial product sales cycles for the Company's new products resulted in a significant decline in quarterly revenues and a disproportionate burden in client services expenses. However, during the second quarter of 1998 the Company announced a functional restructuring and cost streamlining plan, which provided a modest reduction in client services expense.

Software development costs. Software development costs for the third quarter 1998 increased to 18.4% of total operating revenues from 14.7% incurred during the third quarter 1997, but declined by $14,000 to $1,535,000 from $1,549,000. The Company also capitalized less during the third quarter of 1998. During the third quarter of 1998 the Company capitalized $734,000 or 39.7% of total software development costs, while during the third quarter 1997 the Company capitalized $1,013,000 or 45.6% of total software development costs, a decrease of $279,000. Together the $293,000 reduction in aggregate software development costs reflects the impact of re-deploying personnel from development activities to installation of systems consistent with the release of new products for general availability. The Company does however intend to continue to invest in new development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for the third quarter 1998 as a percentage of total revenues, increased to 25.7% from 22.3% for the third quarter of 1997, principally as a
result of the decline in revenues.   The Company did however
reduce third quarter 1998 sales and marketing expenses by $219,000 compared to the third quarter of 1997.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1998 decreased by $131,000, and increased to 12.0% of total revenues from 10.7% incurred during the third quarter of 1997. Although the Company recorded its first bad debt expense in over three years, an $83,000 charge resulting from a bankrupt customer during the third quarter of 1998, and incurred approximately $72,000 for consultants engaged in team building exercises, reductions in corporate insurance of $41,000, a reduction of $135,000 in expenses accrued under the Company's Management Incentive Compensation Plan ("MIC Plan"), and $110,000 in other general expense reductions more than offset such increases.




Other Income (Expense).   Net other expense of $91,000 resulted
for the third quarter of 1998 as compared to approximately $203,000 of net other income for the third quarter of 1997, a
decline in performance of $294,000.   Net interest income
decreased by $167,000 during the third quarter of 1998 principally due to the cash used by operating and investing activities. In addition, the Company incurred a $127,000 aggregate loss on sale of fixed assets in connection with the office consolidation activities completed during the third quarter of 1998.

(Nine months ended September 30, 1998 compared to nine months ended September 30, 1997)

Revenues. During the nine months ended September 30, 1998 the Company reported revenues of $20,680,000 a decrease of $8,169,000 from revenues for the nine months ended September 30, 1997. During the first nine months of 1997, the Company recognized initial pathology application software license revenue of $2,777,000 under the value added re-marketing agreement with Sunquest (the "Sunquest Agreement"), and approximately $3,925,000 of revenue from pathology deliveries to the United States Department of Defense ("DOD"), hospitals under a sub-contract to the United States Defense Supply Service. During the first nine months of 1998, only $150,000 of revenue was recognized under the Sunquest Agreement. This represents $75,000 of revenue from licenses sold by Sunquest and $75,000 from software support to Sunquest. In addition, government revenue of only $1,299,000 was recognized during the first nine months of 1998. The Company is however, a subcontractor under a Teaming Agreement with a prime contractor who was awarded a multi-year contract in April 1998 for services to the Office of the Assistant Secretary of Defense for Health Affairs. The Prime Contractor on this project has not yet awarded any firm subcontract to the Company.

Computer system equipment sales and support revenues decreased to 10.4% of total revenues for the first nine months of 1998, compared to 14.8% for the first nine months of 1997, a decline of $2,123,000. Neither the Sunquest Agreement nor deliveries to the Department of Defense hospitals had any associated hardware revenue. Management does expect a higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines due to the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the first nine months of 1998, decreased by $5,961,000 over the same period a year ago, from $10,819,000 to $4,858,000. The Company recognized initial pathology application software license revenue of $2,777,000 under the Sunquest Agreement during the first nine months of 1997, and only $75,000 of application software license revenue thereunder during the first nine months of 1998. Also, during the first nine months of 1998, the Company recognized only $27,000 of pathology application software license revenue from government customers. This represents a $1,792,000 decrease from the $1,819,000 of application software license revenue recognized during the first nine months of 1997 through deliveries under a completed U.S. Government sub-contract agreement. In addition, other pathology application software license revenue decreased by $101,000 principally due to the timing of sales cycles following the introduction of the CoPath Client Server product in March 1997. As a result, pathology application software license revenue
decreased by $4,595,000.   Laboratory software application
license revenue for the nine months ended September 30, 1998 increased by $415,000. The Premier Series laboratory information system was acquired in May 1997 with the acquisition of Dynacor, Inc. accounted for as a pooling of interests. Initial new laboratory sales cycles were disrupted by the consolidation process and integration with the Company's LabPro 2000 laboratory information system and the DynamicVision suite of products. The increase in laboratory system application revenues during the first nine months of 1998 has principally resulted from successful customer migrations. Radiology software application license revenues for the nine months ended September 30, 1998 declined by $1,170,000 compared to the first nine months of 1997. This primarily resulted from the introduction of the new Maxifile client server version released for general availability in December 1997 disrupting sales cycle
for the older technology.   In addition, a multi-site radiology
information system sale resulted in $1,436,000 of application software license revenue during the third quarter of 1997.
There was no multi-site radiology revenue during the first nine
months of 1998.   Electronic health record application software
license revenues declined by $583,000 due to lengthening sales cycles caused by market impacts related to year 2000 concerns, the growing influence of managed care, and new product releases.

Software support revenues increased $824,000 to $8,842,000 for the first nine months of 1998, compared to $8,018,000 for the same period one year ago. This increase is principally attributable to successful implementations of new systems. As of September 30, 1998, the recurring annualized billable support base is $12.1 million, with an additional $1.6 million of annualized software support revenue anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues decreased by $909,000 to $4,836,000 from $5,745,000. This decrease principally results from the training and implementation services in connection with system installations to the DOD hospitals completed in 1997. There was no such corresponding revenue during the first nine months of 1998.






Cost of Products Sold. Cost of products sold as a percent of total revenues for the first nine months of 1998 decreased to 11.6% from 15.0% for the same period 1997. Hardware revenues during the first quarter 1998 similarly decreased to 10.4% from 14.8% of total revenues for the first nine months of 1997, due to the significant decrease in application software license revenues and the absence of hardware deliverables to either Sunquest or the DOD hospitals.

Client Services Expense. Client services expense for the first nine months of 1998 decreased $299,000 to $8,349,000 from $8,648,000 for the first nine months of 1997, increasing as a percentage of sales from 30.0% to 40.4%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line in November 1996, and new product releases in 1997. During 1997, the Company released for general availability client server versions of CoPath (March 1997), and Maxifile (December 1997), and new releases of PACSPlus (October
1997), and DynamicVision (October 1997).   The unanticipated
elongation of initial product sales cycles for these new products resulted in a significant decline in quarterly revenues and a disproportionate burden in client services expense. However, the Company decreased client services expenses while introducing these new products.

Software Development Costs. Software development costs for the first nine months of 1998 increased to 22.3% of total operating revenues from 15.5% incurred during the first nine months of 1997. Development efforts continued as part of the Company's overall growth strategy. As such, the Company capitalized $2,521,000 or 42.6% of total software development costs during the first nine months of 1998 compared to $2,720,000 or 44.7% of total software development costs for the same period of 1997. The development effort during the first nine months of 1998 resulted in image enabling the Company's client server product releases for radiology and pathology, significantly advancing the perioperative product SurgiPlus and has provided more uniformity within the Company's product line.

Sales and Marketing. Sales and marketing costs for the first nine months of 1998 as a percentage of total revenues, increased to 35.8% from 22.1% for the same period of 1997. During 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's latest product releases. This resulted in an increase in sales and marketing costs incurred during the first nine months of 1998 of $1,030,000 as compared to similar costs for the first nine months of 1997.

General and Administrative Expenses. General and administrative expenses for the first nine months of 1998 decreased by $297,000, but increased to 15.3% of total revenues from 12.0% incurred during the first nine months of 1997. Net cost savings of $253,00 realized from the Company's functional reorganization and cost reduction program, a $267,000 reduction in amounts accrued under the Company's Management Incentive Compensation Plan, which more than offset the non-recurring charges associated with closing the Apple Valley office of $98,000, the $125,000 charge to settle the litigation with the former president and CEO.

Other Income (Expense).   Net other income for the first nine
months of 1998 decreased by $499,000 to $40,000, as compared to approximately $539,000 for the same period 1997. The Company incurred approximately $145,000 in aggregate losses on sale of fixed assets in connection with the office consolidation activities completed during the third quarter of 1998. In addition, net interest income decreased by $354,000 during the first nine months of 1998 principally due to the cash used by operating and investing activities.

Liquidity and Capital Resources

As of September 30, 1998 the Company had cash equivalents of $1,657,000, working capital of $3,638,000, and a working capital ratio of 1.30 to 1.

Accounts receivable as of September 30, 1998 increased by $1,305,000 to $7,371,000 from $6,066,000 as of December 31,
1997. The annual support renewal for the 59 military treatment facilities of $1,235,000 was billed during the third quarter of 1998, but received on October 2, 1998.

Contracts receivable as of September 30, 1998 decreased $1,265,000 to $1,827,000 as compared to the balance of
$3,092,000 on December 31, 1997. The Company collected the second of three $1,000,000 installments due under the Sunquest
Agreement.   The remaining installment is due no later than
February 7, 1999. As of September 30, 1998 the Sunquest Agreement had a carrying value of approximately $973,000. The remaining change in contracts receivable results from scheduled collections on monthly installment receivables from radiology
information system customers.   As of September 30, 1998, all
contracts receivables were current with applicable payment terms.


During the first nine months of 1998 the Company capitalized $2,521,000 of software development costs and acquired $1,480,000 of additional property and equipment. Development efforts during the first nine months of 1998 resulted in image enabling the Company's client server product releases for radiology and pathology, significant advances in SurgiPlus the Company's perioperative management system, and has provided more
uniformity within the Company's product line.   The Company also
continued to develop enhancements to DynamicVision and
PACSPlus+.   Property purchases were made primarily to
accommodate the consolidation of the Company.   The Company
acquired a new trade show booth to adequately display the entire suite of products, equipped the sales force with laptop computers for product demonstration, purchased new software for pipeline management, purchased a sales database, and furnished and equipped the new corporate headquarters in Lake Mary,
Florida.   The Company  expects to continue to invest in
software development.

Accounts payable and accrued expenses increased $615,000 to $3,638,000 as of September 30, 1998 from $3,023,000 as of
December 31, 1997. Payroll related taxes and benefits increased by $283,000 solely due to the timing of the related payment activities.

On July 24, 1998 the Company signed a $5,000,000 Revolving Line of Credit with Silicon Valley Bank. The Revolving Line of Credit matures on July 23, 1999 and is secured by all existing Company assets. Interest thereon is payable monthly in arrears at the bank's prime rate plus one percent, and borrowing thereunder will be based on advance formulas tied to receivables.

On July 29, 1998 the Company issued 1,000,000 shares of Series C Convertible Preferred Stock ("Series C Stock"), and warrants to purchase an aggregate of 300,000 shares of the Company's common stock at a strike price of $2.25 exercisable through July 30, 2003 for an aggregate of $2,000,000, and net proceeds of $1,814,000. The Series C Convertible Preferred Stock accrues an aggregate quarterly cash dividend of $40,000 payable in arrears on September 30, December 31, March 31, and June 30 while outstanding, is non-voting, is convertible on a share for share basis to common stock of the Company, is mandatorily convertible when the Company's common stock trades at or above $4.00 while maintaining a weekly trading volume of 250,000 shares, and has an aggregate liquidation preference of $2,000,000. After July 28, 2000 the Company may redeem outstanding shares of Series C Stock for $2.00 per share plus accrued but unpaid dividends. On September 30, 1998 all of the then accrued Series C Stock dividends aggregating $27,555 were declared and paid.

In September 1998 the Company financed $492,000 of equipment and furnishings in connection with relocating the corporate headquarters to Lake Mary, Florida under an installment lease obligation payable in 36 monthly installments of $15,920 beginning November 1, 1998.

During the first nine months of 1998 the Company received $135,471 in proceeds from the exercise of director and employee options resulting in the issuance of 78,114 shares of common stock. In addition, the Company continues to fund the employer portion of the 401(k) plan contributions in common stock. During the nine months ended September 30, 1998 the Company contributed 130,956 common shares to satisfy $283,593 of such contributions.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The availability of future working capital, including access to the line of credit, are dependent on the Company's ability to restore and maintain profitable operations or to obtain suitable additional financing.

Inflation and Changing Prices

The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.

Year 2000 Compliance

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, whether sold as products of the Company or used internally, may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


Based on a current assessment, the Company believes that most of the current releases of its products are year 2000 compliant, and with respect to those that are not, the Company anticipates releasing year 2000 compliant versions by December 31, 1998.
The Company believes that the costs incurred to make these products year 2000 compliant will be less than $50,000. The Company plans to have all clients converted to year 2000 compliant versions of its products by the first quarter of 1999. Pursuant to contract terms, clients are obligated to cooperate with the company in the installation of system enhancements, including the current year 2000 compliant versions.

In addition, the Company has determined that only a small portion of software programs developed by other vendors and utilized internally will require upgrades to new versions to properly utilize dates beyond December 31, 1999. After reviewing the plans of these vendors, the Company believes that the upgrades to such software programs will be completed by the end of the first quarter of 1999. The cost of year 2000 compliant software related to systems developed by other vendors and used internally is included in maintenance agreements. The Company believes that consulting costs incurred in accomplishing the installation of year 2000 compliant software will be less than $10,000.

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

        The information required by this item is incorporated by reference to Footnotes (C) and (D) of the condensed consolidated financial statements included in Part I herein.


Item 3.	Defaults Upon Senior Securities

        None

Item 4.	Submission of matters to a Vote of Security Holders

        None

Item 5.	Other Information

        None

Item 6.	Exhibits and Reports on Form 8-K

        (a)	Exhibits:

            Exhibit 11: Statement regarding computation of per share earnings

            Exhibit 15: Letter regarding unaudited interim financial information

        (b)	Reports on Form 8-K:

            None









                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           (Registrant)


Date:  November 6, 1998    /S/MITCHEL J. LASKEY
                           Mitchel J. Laskey
                           President, CEO and Treasurer





Date:  November 6, 1998    /S/PAUL S. GLOVER
                           Paul S. Glover
                           Vice President of Finance, CFO and Secretary









                             FORM 10-Q
                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           Index to Exhibits


Description of Exhibit                                             Page Number

Exhibit 11:  Statement regarding computation of per share earnings       19

Exhibit 15:  Letter regarding unaudited interim financial information    20




























                             FORM 10-Q
              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             Exhibit 11


 Computation of Weighted Average Number of Shares Outstanding and
                          Per Share Earnings


                                Three Months Ended        Nine Months Ended
                             September 30,(Unaudited) September 30,(Unaudited)
                                   1997      1998         1997        1998

Net earnings (loss)             $ 886,253  $(100,356)  $2,094,983  $(5,218,641)
Dividends on preferred stock           --    (27,555)          --      (27,555)
Earnings (loss) available for
 common shareholders            $ 886,253  $(127,911)  $2,094,983  $(5,246,196)

Common and common equivalent shares outstanding

Basic:

Weighted average number of
 common shares outstanding     17,949,920  18,190,530  17,884,477   18,085,578

Diluted:

Weighted average number of
 common shares outstanding     17,949,920  18,190,530  17,884,477   18,085,578

Dilutive effect of options
 and warrants using  average
 market price                     469,028          --     686,254           --

Weighted average number of
 common and common equivalent
 shares outstanding assuming
 full dilution                 18,418,948  18,190,530  18,570,731   18,085,578

Earnings (loss) per share
 basic                           $   0.05   $   (0.01)  $    0.12   $    (0.29)

Earnings (loss) per share
 diluted                         $   0.05 	 $   (0.01)  $    0.11   $    (0.29)





Board of Directors
Dynamic Healthcare Technologies, Inc.

Re:  Registration Statement No. 333-57713

With respect to the subject registration statement on Form S-8, we acknowledge our awareness of the incorporation by reference of our report dated November 4, 1998, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.



                               /S/KPMG PEAT MARWICK LLP
                               KPMG Peat Marwick LLP



Orlando, Florida
November 4, 1998










