Form 10-K
period 1998-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1999-03-29
CIK 720481

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1998 or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from            to

Commission File Number             0-12516

Dynamic Healthcare Technologies, Inc.
(Exact name of registrant as specified in its charter)

Florida                           59-3389871
(State of Incorporation)         (IRS E.I.N.)

615 Crescent Executive Court, Fifth Floor, Lake Mary, Florida  32746
(Address of principal executive offices)                     (ZIP Code)

(407) 333-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock
                                                             (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices as of March 8, 1999, was $14,816,100. A total of 12,811,155 shares of the Company's common stock were held by persons and entities believed to be non-affiliated on March 8, 1999, and the closing bids and ask prices of the Company's common stock on this date were $1.125 and $1.188, respectively.

As of March 8, 1999, there were 18,395,814 shares outstanding of the issuer's only class of common stock.

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

General

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") is a leading provider of mission-critical healthcare information systems for clinical services departments and facilities. The Company's product line, DynamicVision(R), is a suite of image-, voice-, and web-enabled systems for anatomic pathology, radiology, laboratory, surgical services and health information management. By making it possible for healthcare professionals to have access to the information they need about a patient anytime and anywhere, Dynamic's information systems contribute to higher quality and more cost-effective delivery of care. Dynamic is headquartered in the greater Orlando area and has a key operations and development center near Boston. The Company provides support for all of its systems and offers integration and other consulting services.

Dynamic currently serves more than 600 customers, most located in the United States. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health System, University of North Carolina Hospitals, University of Pittsburgh, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and Medical College of Virginia.

The Company was originally incorporated in California in 1977, reincorporated in Nebraska in 1982 and subsequently reincorporated in Florida in 1996. The Company's executive offices are located at 615 Crescent Executive Court, Fifth Floor, Lake Mary, Florida 32746. Its telephone number is (407) 333-5300 and its World Wide Web address is http://www.dht.com.

Industry

The healthcare industry continues to undergo rapid and significant change. Cost containment pressures, industry consolidation, the increasing impact of managed care, the rising standards of healthcare quality, the availability of healthcare information on line, the shift from inpatient to outpatient care settings, competition amongst healthcare providers, increasing involvement of patients in their healthcare delivery process, and the expectation of and demand for instant access to information on the part of physicians, patients and payers represent fundamental trends in today's healthcare operating environment. While healthcare has been slower than other industries to recognize the value of information technology, industry surveys indicate that healthcare providers recognize that the key to effective cost control and quality management lies in the collection, availability and analysis of medical records to assess treatment patterns, resource utilization and outcomes. Caregivers, managers and third party payers face rapidly increasing demand for information.

While healthcare providers agree that they must invest in information systems technology to increase productivity and efficiency, measure and manage costs, and improve the quality of the services they deliver, much of their attention during 1998 was directed toward assuring Y2K compliance of their existing information systems. Additionally, the 1998 Annual Healthcare Information Management and Systems Society ("HIMSS") Leadership Study (February 99) indicates that 39% of the 1100+ survey respondents site Y2K compliance as the highest priority for their organizations over the next 12 months. During this time period, it is expected that these efforts will continue to distract attention and divert some capital funds that might otherwise be used for new information systems.

As the need for information continues to grow, hospitals, providers and payers of all sizes face the challenge of implementing healthcare information systems that are scaleable, capable of working with existing multiple legacy information systems and flexible to adapt to changes in the healthcare marketplace. These systems must also integrate all aspects of managing the healthcare delivery process.

The healthcare industry continues to consolidate. The breakup and downsizing of the nation's largest healthcare provider began in 1997 and continues today. This has led to new mergers and partnerships. There continues to be fewer but larger healthcare entities and the emerging organizational model is the integrated delivery network ("IDN"). An IDN is a network of healthcare organizations that assumes and manages healthcare risk, provides coordinated care and is held financially and clinically accountable for the health of the population it serves.



IDNs require innovative information systems infrastructures to support their multi-entity, enterprise environments. Their information systems must contribute to making the delivery of healthcare services more efficient and effective across the continuum of care. They must deliver tangible cost reductions and measurable productivity and quality improvements, making the availability of complete, timely and cost-effective patient-centered information essential.

The shift from inpatient to outpatient care settings is another trend that influences the need for information systems that will connect multiple sites. When most care was delivered inside the walls of a hospital, paper records, slides, reports, X-ray film could be transported from department to department. Managed care and increasing reimbursement pressures have forced a shift to outpatient surgery, ambulatory care centers and alternative delivery sites. Information systems technology is vital to the ability of healthcare providers to manage patient care safely, effectively and cost-efficiently across multiple sites. According to the HIMSS Leadership Survey, 84% of the respondents are using telehealth capabilities to communicate across multi-site environments - with medical image transmission being the highest priority for 1999. This is consistent with the company's focus on its radiology and Picture Archiving and Communication System (PACS) solutions. In addition to medical image transmission, telehealth applications include videoconferencing, professional continuing education as well as patient interviews and education.

The HIMSS Leadership study also confirmed that healthcare providers' attention to Y2K issues has had some impact on readiness to move ahead with enterprise-wide electronic health record solutions. However, this same survey indicates that US healthcare providers are beginning to make progress toward implementing computer-based patient records (CPR's). Ten percent of this year's respondents say that their organizations have an operational CPR system in place, 29% have begun to install a CPR system and 24% say that they have developed a CPR implementation plan.

It should be noted, however, that Y2K compliance concerns have had little or no impact on the implementation of solutions in clinical areas such as anatomic pathology, radiology and laboratory. These departments are critical to a provider's ability to deliver healthcare services, and the need to collect, store, distribute and analyze data becomes more important as access to on-line information affects the expectation of patients, payers and physicians. Healthcare providers also have an increasing need to compete in their marketplace, and sophisticated clinical information systems technology enables them to do so.

The Company believes that its strategy for the delivery of image- voice- and web-enabled clinical information systems is congruent with today's provider environments. In addition, by delivering solutions with a clinical emphasis, healthcare providers are building a basis for an electronic health record.

Products and Services

Dynamic Healthcare Technologies uses the power of technology to improve patient care and lower costs by connecting people with information. The Company's DynamicVision(R) family of clinical information systems streamlines departmental operations and brings together patient records including data, images, voice and text. The DynamicVision family includes solutions for radiology, anatomic pathology, health information management, laboratory and Surgical Services. Using these solutions, health professionals have access to the clinical information they need to make decisions and manage patient care, anytime, anywhere.


Products
Generally          Type of
Available          Solution       Description



I. Radiology                      Product line is DynamicVision for Radiology

Dynamic RadPlusTM  Radiology      Introduced in late 1997, Dynamic RadPlus
                   Information    is a voice and image-enabled client/server
                   System         radiology information system that manages
                                  clerical and administrative functions for
                                  the radiology department. Application areas
                                  include scheduling, patient tracking, film
                                  tracking and department reporting.

Maxifile(R)        Radiology      A first generation MUMPS-based radiology
                   Information    information system that manages clerical and
                   System         administrative functions for the radiology
                                  department. Application areas include
                                  scheduling, patient tracking, film tracking
                                  and reporting. The Company is aggressively
                                  promoting customer migrations from Maxifile
                                  to Dynamic RadPlus.



Dynamic
PACSPlus(TM)     PACS             An information-enabled picture archiving and
                                  communication system (PACS) that integrates
                                  information from the radiology information
                                  system with images and provides access to
                                  the patient's complete radiology history
                                  via local and remote PACSPlus workstations.
                                  The Company received FDA 510K clearance to
                                  market Dynamic PACSPlus in December 1998.

Dynamic          Mammography      Dynamic Optima is an integral component of
Optima(R)                         Dynamic RdPlus that computerizes patient
                                  management, reporting and regulatory
                                  requirements related to mammography
                                  services. Through an OEM agreement, the
                                  Company markets the Penrad system under
                                  the name Dynamic Optima.  Penrad Inc. is a
                                  Dynamic business partner.

Dynamic Talk      Continuous      Dynamic Talk is an integrated component of
                  Speech          RadPlus and gives radiologists the option
                  Recognition     of dictating and editing their own
                                  diagnostic reports using continuous speech
                                  recognition technology, thus reducing
                                  transcription costs and delays in
                                  communicating reports to physicians.

Dynamic WebSight  Teleradiology   WebSight is a browser-based teleradiology
                                  system that provides radiologists and
                                  physicians with access to images and
                                  information anytime/anywhere.

II. Anatomic
    Pathology                     Product line is DynamicVision for Pathology

Dynamic CoPathPlus  Anatomic      Dynamic CoPathPlus is a voice and image-
                    Pathology     enabled client/server pathology information
                    System        system that automates specimen accessioning
                                  and case dictation, produces patient and
                                  management reports, and provides SNOMED and
                                  natural language retrieval of diagnoses.

CoPath  M          Anatomic       A first generation, MUMPS-based pathology
                   Pathology      information system that automates specimen
                   System         accessioning and case dictation, produces
                                  patient and management reports, and
                                  provides SNOMED and natural language
                                  retrieval of diagnoses. The Company is
                                  aggressively promoting customer migrations
                                  from CoPath M to CoPathPlus.

Dynamic             Image        Dynamic PICSPlus is an integrated component
PICSPlus (TM)       Management   of Dynamic CoPathPlus.  It captures stores
                    System       and  communicates high-resolution digital
                                 microscope and gross images of pathology
                                 specimens.  The foundation of  PICSPlus is
                                 the AutoCyte Image Management System, (AIMS),
                                 a product of AutoCyte, Inc.  The company
                                 has an exclusive marketing agreement with
                                 AutoCyte, Inc.


Dynamic Talk       Continuous    Dynamic Talk gives pathologists the option of
                   Speech        dictating and editing their own diagnostic
                   Recognition   reports using continuous speech recognition
                                 technology, thus reducing transcription
                                 costs and report delays.

III.   Clinical
       Laboratory                DynamicVision for Laboratory

Premier Series     Laboratory    Manages clerical and administrative functions
                   Information   in the clinical laboratory, including
                   System (LIS)  monitoring and controlling specimens,
                                 ordering, tracking and results reporting.

LabPro 2000        Laboratory    LabPro is a first generation LIS that
                   Information   manages the clerical and administrative
                   System (LIS)  functions in the clinical laboratory,
                                 including monitoring and controlling
                                 specimens, ordering, tracking and results
                                 reporting.  The Company is aggressively
                                 promoting customer migrations from LabPro
                                 to Premier Series.





Products
Generally          Type of
Available          Solution                  Description

IV. Electronic
    Document
    Management                    Product line is DynamicVision for Health
                                  Information Management

Dynamic            Electronic     An enterprise-wide, electronic document
RecordPlus(TM)     Document       management system that provides document
                   Management     imaging and management, chart completion,
                                  advanced workflow and business process
                                  automation for the health information
                                  management department (medical records),
                                  business office and other document
                                  intensive departments.

V.  Surgical Services             Product line is DynamicVision for Surgical
                                  Services

Dynamic            Perioperative  SurgiPlus is a perioperative clinical
SurgiPlus(TM)      Clinical       information system currently in development.
                   Information    The first application is Preoperative
                   System         Evaluation. It comprises two components:
                                  A) a Preoperative Assessment that captures
                                  and stores pertinent patient information,
                                  history questionnaires, physical examinations;
                                  and B) a Preoperative Holding module that
                                  captures and presents the documentation
                                  related to final preparation of the
                                  patient by nursing and anesthesia personnel.
                                  Alpha testing for the  Preoperative
                                  Assessment module is scheduled for Q1 1999.
                                  Additional modules of SurgiPlus are under
                                  evaluation at this time.



DynamicVision for Radiology

The Company's solution set for radiology comprises new, client/server architecture systems. Competitive advantage is gained by the close relationship between the Radiology Information System (RIS) and the Picture Archiving and Communication System (PACS). Information collected by the RIS is available to the PACS, and images captured by the PACS are available to the RIS. The result is an "image-enabled" RIS combined with an "information-enabled" PACS. Primary markets for the Company's radiology solutions include hospitals, clinics and independent diagnostic imaging centers.

DynamicVision for Radiology begins with Dynamic RadPlus, an image-enabled, client/server radiology information system. RadPlus applications include scheduling, patient tracking, film tracking, reporting, and management of all radiology functions. Using RadPlus, facilities can easily adapt to change with the unique Dynamic Customizer tool, which allows users to make screen modifications without the expense and delays of reprogramming by the vendor. RadPlus is also voice-enabled. Through the Dynamic Talk continuous speech recognition solution, radiologists reduce or eliminate the costs and delays of transcription and immediately deliver results simply by speaking, editing, and then approving the reports on-line. The Dynamic Optima mammography management system, is an integral component of RadPlus. It automates the reporting, patient management, and regulatory requirements related to mammography services. Through an OEM agreement, the Company markets the PenRad system under the name Dynamic Optima. PenRad Inc. is a Dynamic business partner.

Dynamic PACSPlus is an information-enabled picture archiving and communication system, (PACS) that integrates information from the RIS with images-and provides access to this information from within the PACSPlus system. Dynamic WebSight, a vital component of PACSPlus, is a web-based teleradiology system that provides radiologists and physicians access to radiology images anytime, anywhere.

DynamicVision for Pathology

The Company's solution set for anatomic pathology (A/P) is a scalable, client/server solution that is enabled with advanced voice and imaging capabilities.

Dynamic CoPathPlus is a client/server anatomic pathology system that automates specimen accessioning and case dictation, produces patient and management reports, and provides SNOMED and natural language retrieval of diagnoses. CoPathPlus also enables facilities to adapt to change with Dynamic Customizer, that allows user modification of specimen data entry windows and report formats. CoPathPlus is image-enabled through Dynamic PICSPlus, which captures high-resolution digital images of microscopic and gross specimens and permanently stores these images electronically with patient and diagnostic data. DynamicVision for Pathology is voice-enabled with the Dynamic Talk continuous speech recognition solution, which expedites the pathology dictation process and results in shorter turnaround time in delivering patient reports to clinicians.

DynamicVision for Laboratory

Premier Series is a laboratory information system that provides functionality for specimen collection, testing, and result reporting. Configured with a graphical user interface, Premier Series supports bar coding, instrument interfaces, paperless microbiology, multi-facility management, and optical storage. Other features include quality assurance workload recording, management reporting, and expert system capabilities. Premier Series integrates with highly specialized blood bank information systems, providing both transfusion and donor service software, as well as regulatory products. Premier Series complies with federal regulations and assists laboratories deciding upon the appropriate and medically necessary course of action in diagnosing and treating the patient.

DynamicVision for Health Information Management

Dynamic RecordPlus provides document management and workflow capabilities for the health information management department (medical records) as well as the patient accounting and other document-intensive departments. It enables health professionals to view patient records, result reports, and work list assignments. Comprehensive workflow features automate existing work processes for improved customer service and increased efficiency. RecordPlus also handles analysis and assignment of chart deficiencies, electronic signature of records, and release of information. For the patient accounting department, Dynamic RecordPlus provides document management and workflow solutions to enhance the management and flow of accounting-related documents and tasks. It enables accounting professionals to view financial records and work list assignments and automates existing work processes for improved customer service and increased efficiency. RecordPlus also handles management and prioritization of billing claims, collections, and insurance verification.

DynamicVision for Surgical Services

SurgiPlus is a perioperative clinical information system currently in development. The first application is Preoperative Evaluation. It comprises two components: A) a Preoperative Assessment that captures and stores pertinent patient information, history questionnaires, physical examinations; and B) a Preoperative Holding module that captures and presents the documentation related to final preparation of the patient by nursing and anesthesia personnel. Alpha testing of the Preoperative Assessment module is scheduled for the first quarter of 1999. Additional modules of SurgiPlus are under evaluation at this time. They include scheduling, interoperative recording, post-operative care, 48-hour post anesthesia interview, pain management, report generation, quality control and outcomes analysis.

Consulting, Systems Integration and other Services

The Company provides a full range of professional consulting services including project management, implementation, planning, training and education. The Company's technical services include network design, implementation and support, custom software development, interfaces, and modifications and systems integration. The Company provides support services including 24-hour telephone support, and software maintenance and enhancements.

Research and Development

The Company's research and development program is designed to extend the capabilities of existing products and develop new healthcare application solutions. The Company believes that a substantial and sustained commitment to product development is important to the long-term success of its business. As of December 31, 1998, 54 professional employees were engaged in research and development activities. During the years ended December 31, 1996, and 1997 and 1998, the Company spent approximately $3,564,000, $8,336,000 and $8,064,000, respectively, on research and development. Research and development expenditures have been directed toward, Dynamic RadPlus(TM), PACSPlus(TM), CoPathPlus(TM), RecordPlus(TM) and SurgiPlus(TM) product lines. The Company's research and development benefits from customer input and user group forums.

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



Backlog

As of December 31, 1998 the Company has a combined backlog of approximately $28 million. The Company had contracts for the delivery of systems and services totaling approximately $13.8 million on December 31, 1998, compared to $8.4 million on December 31, 1997. In addition, as of December 31, 1998 the Company had contracts for the delivery of software support services billable at an annual rate of $14.2 million, compared to $12.6 million as of December 31, 1997.

Strategic Relationships

The Company has entered into strategic relationships with several leading technology developers to gain access to certain technologies that are integrated into the Company's systems. In addition, through these strategic relationships, the Company is able to cross-market its internally developed or acquired technologies to customers of its business partners.

IBM - In 1997, the Company acquired IBM's Medical RecordsPlus enterprise document imaging and management system. This AS/400 product is based on IBM's ImagePlus/400 image processing system. The Company has also integrated IBM MedSpeak/Radiology(TM) solution into its RadPlus radiology information system and MedSpeak/Pathology(TM) into its CoPathPlus anatomic pathology system under the name Dynamic Talk. This expands the functionality of these two solutions to include continuous speech recognition for direct dictation of results, bypassing the need for transcription of diagnostic reports. Continuous speech recognition allows radiologists and pathologists to dictate at a normal rate of speech for instantaneous report production, with little or no time lapse between the spoken and typed word. The Company is also a remarketer of IBM hardware.

Sybase Corporation (Emeryville, CA) The Company is an Option Solutions(TM) Partner with Sybase Corporation. This partnership enables Dynamic and Sybase to deliver enterprise client/server solutions.

AutoCyte, Inc. (Burlington, NC) The Company has an Original Equipment Manufacturer ("OEM") distribution agreement with AutoCyte, Inc., allowing the integration of the AutoCyte Image Management System (AIMS) into DynamicVision for Pathology. Marketed under the name PICSPlus, this solution combines sophisticated image management features with telepathology capabilities. Through this agreement, the Company has the exclusive rights to sell the AutoCyte(TM) Image Management System ("AIMS") within the laboratory and Anatomic pathology information systems markets in the U.S. and Canada. AutoCyte was formerly known as Roche Image Analysis Systems.

Sunquest Information Systems (Tucson, Arizona) The Company has a value-added re-marketer agreement with Sunquest Information Systems ("Sunquest"). Under the terms of the agreement, Sunquest exclusively markets and sub-licenses the Company's CoPathPlus anatomic pathology solution to their existing base of clients. Sunquest may also sell CoPathPlus, when bundled with their laboratory information system, in the general U.S. healthcare market and on a stand-alone product basis in the international market.

First Coast Systems (Jacksonville, FL) First Coast is an authorized reseller of DynamicVision for Laboratory. Through this agreement, First Coast markets and sells the Premier Series Laboratory Information System as a complement to their hospital information system solution.

MediHealth Outsourcing (King of Prussia, PA) Dynamic and MediHealth have an agreement whereby Dynamic's document management and workflow solution, DynamicVision for Information Management provides the cornerstone for MediHealth to market health information management (medical records) outsourcing services to Dynamic clients. These include remote coding, interim management, and complete department outsourcing.

Integrated Visions, Inc. (Sebastian, FL) Security in accessing the DynamicVision for Information Management product line is enhanced through the use of biometric authentication technology (finger image, voice and face recognition) provided by Integrated Visions, Inc.

PenRad (Plymouth, MN) Through an OEM agreement, Dynamic markets the PenRad mammography management application as an integrated component of our complete radiology solution: DynamicVision for Radiology.

Talk Technology, Inc. (Brooklyn, NY) A strategic alliance with Talk Technology, Inc., enables Dynamic to market and provide service and support for an interfaced continuous speech recognition solution for our radiology product line, DynamicVision for Radiology, and our pathology product line, DynamicVision for Pathology.






FileLink Corporation (Bloomington MN) Dynamic is an authorized reseller of FileLink Corporation's archive file management software which is used in conjunction with Dynamic PACSPlus, a part of the radiology product line, DynamicVision for Radiology.

Pegasus Imaging Corporation (Tampa, FL) The Company uses Pegasus Imaging Corporation's wavelet compression technology in the web-based teleradiology solution, WebSight, a component of Dynamic PACSPlus. PACSPlus is a part of Dynamic's radiology product line, DynamicVision for Radiology.

Sales and Marketing

As of December 31, 1998, the Company had 36 full time employees in sales and marketing related functions. The Company had 19 sales employees and 17 marketing employees. The compensation of the sales employees is substantially dependent on the achievement of individual sales targets. Marketing personnel perform telemarketing, proposal development, demonstration coordination, develop business plans and product marketing programs, competitive analyses, sales collateral, audio and video products, coordinate trade shows, advertising, public relations, investor relations activities, and administrative support.

The Company's sales cycle is typically six to eighteen months and includes several steps: (i) initial contact and qualification; (ii) development of proposal in response to request for a proposal or direct sales lead; (iii) business problem requirements definition; (iv) product demonstrations; (v) site visits; and (vi) contract preparation and negotiations. Members of the Company's professional services, product management and sales support departments, and members of executive management assist the sales force in completing the proposal, conducting demonstrations and analyzing the requirements. In support of the sales efforts, the Company advertises in trade journals, participates in trade shows, publishes articles and provides speakers for industry shows and conferences. In addition, the Company receives qualified leads as well as support in proposal development, demonstrations and site visits from its strategic business partners, which include IBM, Sunquest Information Systems, AutoCyte, First Coast Systems and others.

Customers

Dynamic currently serves more than 600 customers, most located in the United States. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health System, University of North Carolina Hospitals, University of Pittsburgh, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and Medical College of Virginia.

Competition

The market for information technology in the healthcare industry is intensely competitive. Many of the Company's competitors have significantly greater financial, research and development technical and marketing resources than the Company. Competitors vary in size and in the scope and breadth of the products and services they offer. The Company's systems compete both with other technologies and with similar systems developed by other companies. Other major information management companies, including the companies with whom the Company has strategic relationships, may enter the markets in which the Company competes. In addition, in the professional and technical consulting segment, the Company competes with the consulting divisions of national accounting firms as well as national and regional healthcare specialty consulting firms.

Government Regulation

The United States Food and Drug Administration (the "FDA") has issued a guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act (the "FFDCA"). To the extent that the computer software is classified as a medical device under applicable regulations, the manufacturers of such products are required, depending upon the product, to: register and list their products with the FDA (Class I), notify the FDA and demonstrated substantial equivalence to other products on the market before marketing such products (Class II) or, obtain FDA clearance by filing a Pre Market Application (PMA) that establishes the safety and effectiveness of the product (Class III). The Company has two products currently classified as Class II Medical Devices: PACSPlus and Transfusion Service Manager ("TSM"). As a result of the characterization of certain of the Company's products as medical devices, the Company's manufacturing facilities are registered with the FDA and its manufacturing operations regarding devices are required to be in compliance with the FDA's rules and regulations. The FDA conducted on-site inspections at the Company's former Maitland facility in May 1996 and at the Minnetonka facility in June 1996. Both inspections were concluded without incident. On December 19, 1997, the FDA issued a letter of Substantial Equivalence to the Company for the TSM product. This letter was the positive outcome of the 510(k) submission process begun in March 1996. On December 8, 1998, the FDA issued a letter of Substantial Equivalence for the Company's PACSPlus product. This letter was the positive outcome of the



Special 510(k) submission process begun in June 1998. There can be no assurance that the Company ultimately will be able to obtain or maintain required FDA approvals to market its products.

Intellectual Property

The Company relies upon trade secrets, copyright laws and confidentiality agreements with employees and customers to protect its rights in its software technology. The Company does not hold any patents nor has it filed copyrights with respect to any of its software technology. Due to the rapid pace of innovation within the software industry, the Company believes that patent, trade secret and copyright protection are less significant than the Company's ability to further develop, enhance and modify its current products and other clinical information systems through the technology and creative skills of its personnel. To minimize the possibility of third parties imitating the Company's systems, the Company licenses object codes only and does not license or otherwise distribute source codes.

The Company's employees are required to enter into confidentiality agreements which prohibit the disclosure of confidential information and which require employees to report and assign to the Company all concepts, developments, discoveries and inventions conceived during their employment.

The Company has obtained federal trademark protection for DynamicVision(R), CoPath(R), Maxifile(R), and Optima(R). There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies or services. The Company does not believe its operations or products infringe on the intellectual property rights of others.

There can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that the Company will be successful in defending any such claim.

Employees

As of March 5, 1999, the Company had 212 full time employees, of which 54 were employed in research and development, 94 in client services, 28 in general and administrative and 36 in sales and marketing. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Factors Affecting Forward-Looking Statements

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements made by representatives of the Company, may contain forward-looking statements and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of products procured from third party vendors, the healthcare regulatory environment, fluctuations in operating results and with respect to, among other things, the Company's future revenues, operating income and earnings per share, as well as plans and objectives of management. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following are some, but not necessarily all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

The Company is engaged in the business of developing, marketing and supporting computer software to its customers ("Company Software Products"). The
Company also distributes products necessary for operation of Company Software Products and such products are sometimes obtained by customers of the Company from other sources ("Third Party Products"). Software that uses only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues"). The impact of unresolved Year 2000 Issues, including possible (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year 2000 Issues on a timely basis, (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 versions of Company Software Products and Third Party Products on a timely basis, and (iii) deferral by customers of current installations and prospective purchase decisions with respect to Company Software Products may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, vendors or others. Unless all material Year 2000 Issues involving the Company's computer software products are timely and properly identified, assessed, and remediated, and unless adequate contingency plans are properly formulated with respect to Year 2000 Issues, the Year 2000 Issues may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, vendors or others.

The costs, timing and scheduling of deployment and installation of Year 2000 versions of Company Software Products and Third party Products, as well as the ability of the Company to assist customers in the installation of Company Software Products, will depend in part on the readiness, ability and cooperation of customers and their suppliers. Due to uncertainties associated with customers' readiness, cooperation and sources of products and services, there can be no assurance that Year 2000 Issues will not materially adversely effect the Company's business, results of operations, or financial conditions, or adversely affect the Company's relationships with customers, vendors or others.

Some customers and prospects of the Company operate in complex computing environments that include products and services not supplied by the Company. The costs, timing and scheduling by customers of work related to Year 2000 Issues involving such products and services may cause some customers and prospects to defer current projects or prospective purchase decisions regarding Company Software Products. If Year 2000 Issues cause customers and prospects to defer current projects or prospective purchase decisions, the Company's financial business and operational goals may be deferred or may not be realized at all, with the result that the Company's business, results of operations, or financial condition could be materially adversely affected.
Due to uncertainties associated with customers and prospects, there can be no assurance that Year 2000 Issues will not materially adversely effect the Company's business, results of operations, or financial condition or adversely affect the Company's relationships with customers, vendors or others.

The costs of the Company's Year 2000 identification, assessment, remediation, testing, deployment and contingency planning efforts, and the dates on which the Company believes it will complete such efforts, are based upon management's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability of and cost of personnel trained in Year 2000 Issues, the ability to correctly and effectively identify, assess, remediate, and test all relevant computer codes, equipment, and embedded technology, and similar uncertainties, the ability of the Company to timely install and deploy Year 2000 releases of Company Software Products and Third Party Products. As a result of any of such factors alone or in combination, the Company may experience an increase in warranty and other claims. In addition, since there is no uniform definition of "compliance with Year 2000," and since the Company sells a myriad of different combinations of products and services under varying contractual terms, the Company is not able to assess or estimate the possible impact of such possible claims. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs relate to claims by third parties related to Year 2000 Issues.

An important element of the Company's business strategy has been and may continue to be expansion through acquisitions, both to extend its customer base and to acquire strategic technology. The Company's ability to expand successfully through acquisitions depends on many factors including the identification of appropriate acquisition opportunities, negotiation of suitable terms and management's ability to effectively integrate and operate the acquired businesses. The Company competes for acquisitions with other companies, certain of which have significantly greater financial and management resources. The Company's financial performance will be subject to the risks of the performance of the acquired businesses as well as the financial effects associated with integration of such businesses.

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

The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations; (ii) the timing of client acceptances; (iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices. The Company expects that these variations will continue for the foreseeable future. The Company recognizes revenues from the software portion of system sales on a percentage-of-completion method based upon completion of specified milestones. As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. Any trend of delays in progress toward completing a material system installation or a number of smaller installations could reduce the revenues recognized in any given period and could have a material adverse effect on the Company's business and results of operations. Because a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

The Company's corporate headquarters are located at 615 Crescent Executive Court, Suite 600, Lake Mary, Florida 32746. The Lake Mary location consists of approximately 53,800 square feet of office space under a lease that expires March 1, 2005. In addition, the Company also maintains an office at Two University Office Park, 51 Sawyer Road, Waltham, Massachusetts 02154 as the Company's clinical solutions center. The Waltham location consists of approximately 30,000 square feet under lease that expires on November 30, 1999. The Company believes that its current facilities are sufficient to meet its near-term requirements.

Item 3.	Legal Proceedings

In June 1998, the Company's action against the Company's former president and chief executive officer, in the District Court of Lancaster County, Nebraska, alleging fraud, negligence and breach of fiduciary duty, as well as the defendant's counter claim for defamation seeking $280,000 in severance pay in addition to two years worth of benefits, were simultaneously resolved. The Company agreed to pay $82,000 in severance pay and $43,000 in defendant's legal expenses in the stipulation. The $125,000 settlement and the related expense has been included in general and administrative expenses reported for the year ended December 31, 1998.

In July 1997, the Company commenced a declaratory judgement action in Dakota County, Minnesota District Court seeking a declaration that the Company had properly terminated the services of an individual. The individual filed a counterclaim and demanded $200,000 in settlement of a claim alleging breach of contract, promissory estoppel and fraud. The parties are engaged in discovery and trial is presently scheduled for the second quarter of 1999. The Company is vigorously defending all claims made by the individual, and after consultation with its counsel has assessed the likelihood of an unfavorable outcome as remote.

As of the date hereof, there are no other material legal proceedings pending against the Company. In the opinion of management, the legal proceedings in which the Company is involved will not have a material effect on the Company's consolidated financial statements.


Item 4.		Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1998.




                                      FORM 10-K
                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                       PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matter

(a) The information called for by this item is incorporated herein by reference from page 55 of Exhibit 13 to this Form 10-K.

(b) As of March 10, 1999, there were approximately 3,700 shareholders of the Company's Common Stock.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference from page 26 through page 37 of
Exhibit 13 to this Form 10-K.


Item 7(A).  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference from page 37 of Exhibit 13 to this Form 10-K.


Item 8.  Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference from page 38 through page 56 of Exhibit 13 to this Form 10-K.


Item 9.	  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure

There were no changes in and/or disagreements with accountants on accounting and/or financial disclosures during 1997 or 1998.






                                    FORM 10-K
                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     PART III


Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.


Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.


Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.


Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.




                                      FORM 10-K
                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                       PART IV



Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)	The following documents are filed as a part of this report:

 1.	Financial Statements
    -Independent Auditors' Report on the financial statements.
    -Balance Sheets as of December 31, 1997 and 1998.
    -Statements of Operations for the years ended December 31, 1996, 1997 and
     1998.
    -Statements of Shareholders' Equity for the years ended December 31,
     1996, 1997 and 1998.
    -Statements of Cash Flows for the years ended December 31, 1996, 1997 and
     1998.
    -Notes to Financial Statements.

The Financial Statements listed above are all incorporated by reference to pages 38 through 56 of Exhibit 13 to this Form 10-K.

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

    Exhibit 11:  Statement regarding computation of per share earnings.
    Exhibit 13:  1998 Annual Report to Security Holders.

(b)  No reports were filed on Form 8-K during the quarter ended
     December 31, 1998.





                             INDEPENDENT AUDITORS' REPORT

Board of Directors
Dynamic Healthcare Technologies, Inc.:

Under date of February 19, 1999, we reported on the consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related 1996, 1997 and 1998 information in the consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1996, 1997 and 1998 information in this consolidated financial statement schedule based on our audits.

In our opinion, such 1996, 1997 and 1998 information in the consolidated financial statement schedule, when considered in relation to the basic 1996, 1997 and 1998 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   /S/KPMG LLP
                                                      KPMG LLP



Orlando, Florida
February 19, 1999





                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           VALUATION AND QUALIFYING ACCOUNTS
                      YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                       Schedule II

               Balance At    Charged to   Write-Offs
              Beginning of    Cost and   Retirements &     Other   Balance At
Description       Year        Expenses    Collections   Additions  End of Year



Year Ended December 31, 1996:

Allowance for
Doubtful Accounts
Receivable       $140,837    $    --      $ 37,637     $222,902(1)  $ 326,102

Accumulated
Amortization of
Capitalized
Software
Development
Costs            $2,549,167  $1,128,402   $ 309,269    $    --      $ 3,368,300

Year Ended December 31, 1997:

Allowance for
Doubtful Accounts
Receivable       $ 326,102   $      --    $ 19,046     $    --      $ 307,056

Accumulated
Amortization of
Capitalized
Software
Development
Costs            $ 3,368,300  $1,484,276  $ 23,305     $    --     $4,829,271


Year Ended December 31, 1998:

Allowance for
Doubtful Accounts
Receivable       $  307,056   $  206,805  $ 153,861    $    --     $ 360,000

Accumulated
Amortization
of Capitalized
Software
Development
Costs            $4,829,271   $ 1,756,798  $   --      $    --     $6,586,069




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

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Commission File No. 0-12516
IRS E.I.N. 59-3389871

By:  /S/PAUL S. GLOVER                        Date:  March 25, 1999
        Paul S. Glover
        Vice President of Finance,
        Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                   Date

/S/DAVID M. POMERANCE     Chairman of the Board        March 25, 1999
David M. Pomerance

/S/MITCHEL J. LASKEY      President, CEO, Treasurer
Mitchel J. Laskey         & Director                   March 25, 1999

/S/PAUL S. GLOVER         Vice President of Finance,
Paul S. Glover            CFO & Secretary              March 25, 1999

/S/JERRY L. CARSON        Director                     March 25, 1999
Jerry L. Carson

/S/THOMAS J. MARTINSON    Director                     March 25, 1999
Thomas J. Martinson

/S/BRET R. MAXWELL        Director                     March 25, 1999
Bret R. Maxwell

/S/DANIEL RAYNOR          Director                     March 25, 1999
Daniel Raynor

/S/RICHARD W. TRUELICK    Director                     March 25, 1999
Richard W. Truelick

/S/GUY RABBAT             Director                     March 25, 1999
Guy Rabbat





                                      FORM 10-K
                        DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                  INDEX TO EXHIBITS


                                                                       Page
Description of Exhibits                                               Number

Exhibit 11   Statement regarding computation of per share earnings.     20
Exhibit 13   Annual Report to Shareholders of Dynamic Healthcare
             Technologies, Inc. for the fiscal year ended
             December 31, 1998.                                         22




                                     FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     EXHIBIT 11





                                 Statement Regarding
                                    Computation of
                                  Per Share Earnings







                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
          COMPUTATION OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                      AND
                    EARNINGS PER SHARE FOR THE YEARS ENDED
                      DECEMBER 31, 1996, 1997 AND 1998



                                            Years Ended December 31,
                                        1996(1)       1997(1)      1998



Earnings (loss) available for common
shareholders

     Net earnings (loss)             $(15,618,372)  $ 1,042,958    $(9,012,690)
     Preferred stock dividends           (251,037)           --        (67,555)

Earnings (loss) available for
common shareholders                  $(15,869,409)  $ 1,042,958    $(9,080,245)


Common and common equivalent
Shares outstanding

Basic:
     Weighted average number of common
     shares outstanding                9,224,775     17,905,214     18,127,641


Diluted:
     Weighted average number of common
     shares outstanding                9,224,775     17,905,214     18,127,641


     Dilutive effect of options
     and warrants using average
     market price                             --        526,200             --

     Weighted average common and
     potential common shares
     outstanding assuming full
     dilution                          9,224,775     18,431,414     18,127,641


Earnings (loss) per share basic
and diluted                            $  (1.72)     $     0.06     $    (0.50)




(1) Includes the operating results and related financial information of Dynacor, Inc. which merged with Dynamic Healthcare Technologies, Inc. on May 22, 1997 in a business combination accounted for as a pooling of interests.





                                     FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                    EXHIBIT 13



                            Annual Report to Shareholders
                     of Dynamic Healthcare Technologies, Inc.
                    for the Fiscal Year Ended December 31, 1998







                               OUTSIDE FRONT COVER



                       Dynamic Healthcare Technologies, Inc.
                                 1998 Annual Report




                            INSIDE FRONT COVER


Dynamic Healthcare Technologies, Inc. is a leader in providing advanced information technologies for the healthcare industry. Dynamic's enterprise information solutions enable healthcare providers to capture, manage and share electronic health information across the continuum of care.



                                 Contents

Company Profile.............................................................

Selected Financial Data.....................................................

Fellow Shareholders.........................................................

Focus & Execution Creating Value............................................

Management's Discussion and Analysis........................................

Financial Statements and Notes..............................................

Independent Auditors' Report................................................

Board of Directors and Officers.............................................

Shareholders Information....................................................





                              SELECTED FINANCIAL DATA
                        FIVE YEARS ENDED DECEMBER 31, 1998
             (In thousands except per share data and current ratio)

The following selected financial data for the five years ended December 31, 1998, were derived from the financial statements of Dynamic Healthcare Technologies, Inc. and subsidiary. These data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included herein.

                            1994(1)     1995      1996(2)    1997     1998


Operating Revenues          $ 9,517     $12,088   $19,826    $36,545   $25,829

Restructuring Charge            686          --        --         --       --

Net Earnings (Loss) from
 Continuing Operations       (4,592)       (590)  (15,618)     1,043    (9,013)

Net Earnings (Loss) Per
Common Share                  (0.79)      (0.09)    (1.72)      0.06     (0.50)

Working Capital              (2,976)      2,274     9,191      6,534      (255)

Current Ratio                   .54        1.56      1.80       1.59       .98

Total Assets                  8,539      11,557    31,825     32,977    30,604

Long-Term Liabilities           869       2,786       591        454     1,871

Shareholders' Equity          1,168       4,703    19,771     21,423    14,626


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







Item 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

Overview

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") develops, markets and supports a broad product line of information system solutions for radiology, anatomic pathology, clinical laboratory and electronic health record applications. Dynamic's products are designed to enhance productivity, reduce costs and improve the quality of patient care by providing electronic storage and on-line access to patient information previously maintained on a variety of media. The Company provides a full range of professional consulting services including project management, implementation, planning and support, custom software and interface development and modifications, and systems integration. Dynamic provides support services including 24-hour telephone support, and software maintenance and enhancements.

Dynamic currently serves approximately 600 customers, most of which are located in the United States. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health System, Ohio State University Hospital, University of Pittsburgh, Temple University Hospital, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and UniHealth.

During 1997, the Company introduced new technology product releases in virtually every market segment in which the Company competes. Well-publicized healthcare information technology industry research indicates that sales cycles for these products typically range from 6-18 months in duration. The disruption of in-process sales cycles by the new products introduction in 1997 significantly impacted the Company's new system revenue for 1998. During 1998, operations focused on perfecting the initial installations of the products introduced in 1997, which further impacted revenue recognition in 1998. However, during the fourth quarter of 1998, the Company realized record new system sales bookings of $ 7.5 million and began 1999 with the highest new systems backlog in the Company's history of more than $13.8 million. This together with more than $14.2 million in annualized customer support revenue under contract positions Dynamic to enter 1999 with a total revenue backlog of $28 million, also the highest in the Company's history.

In addition, during 1998 the Company reengineered its internal process of development, customer support and product installations. This reengineering has resulted in the consolidation of three facilities into the Lake Mary headquarters, a common structure to the Company's product line which permits a higher level of cross utilization of technical professionals for development, support and installation services, and is expected to provided significant anticipated future cost efficiencies. Base quarterly operating expenses, defined as total operating expenses less the cost of products sold, sales commissions and customer billable expenses, has been reduced to a budgeted amount of approximately $6.4 million for the first quarter of 1999 compared to $8.1 million in the first quarter of 1998.

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

On July 24, 1998 the Company entered into a $5,000,000 Revolving Line of Credit with Silicon Valley Bank, a commercial bank ("Bank"). The Revolving Line of Credit is secured by all existing Company assets and matures on July 23, 1999. The available borrowing capacity is subject to limitation based upon a percentage of qualified receivables, and is contingent upon continuing compliance with a minimum quick ratio (as defined), and the Company maintaining profitable operations in 1999.

On July 29, 1998 the Company issued 1,000,000 shares of Series C Preferred Stock together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction. The transaction was solely subscribed to by executive officers and directors of the Company on terms negotiated by non-participating directors and executive officers with the Company's investment banker, and resulted in net proceeds to the Company of $1,814,000.

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






Results of Operations

The following table sets forth, for each of the periods indicated, certain selected statement of operations data expressed as a percentage of total operating revenues:



                                                       1996     1997     1998

Operating revenues:
 Computer system equipment sales and support           20.0%    14.1%    10.2%
 Application software licenses                         32.7     35.4     20.9
 Software support                                      30.8     30.0     45.4
 Service and other                                     16.5     20.5     23.5
      Total operating revenues                        100.0    100.0    100.0
Costs and expenses:
 Cost of products sold                                 18.0     14.5     12.6
 Client services expenses                              32.9     31.0     42.4
 Software development costs                            15.5     16.2     25.7
 Sales and marketing                                   23.5     24.9     36.5
 General and administrative                            13.0     12.5     17.8
 In-process research and development                   75.9        -        -
     Total costs and expenses                         178.8     99.1    135.0
Operating income (loss)                               (78.8)     0.9    (35.0)
Other income (expense)                                  0.1      2.0      0.1
Income taxes                                              -        -        -
Net earnings (loss)                                   (78.7)%    2.9%   (34.9)%






Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997 Revenues. During the year ended December 31, 1998 the Company reported revenues of $25,829,000 a decrease of $10,716,000 from revenues for the year ended December 31, 1997. During 1997, the Company recognized initial pathology application software license revenue of $2,777,000 under the value added re-marketing agreement with Sunquest Information Systems, Inc. (the "Sunquest Agreement"), and approximately $3,925,000 of revenue from pathology deliveries to the United States Department of Defense ("DOD"), hospitals under a sub-contract to the United States Defense Supply Service. During 1998, only $202,000 of revenue was recognized under the Sunquest Agreement. This represents $100,000 of revenue from licenses sold by Sunquest and $102,000 from software support to Sunquest. In addition, government revenue of only $1,299,000 was recognized during 1998. The Company is however, a subcontractor under a Teaming Agreement with a prime contractor who was awarded a multi-year contract in April 1998 for services to the Office of the Assistant Secretary of Defense for Health Affairs. The Prime Contractor on this project has not yet awarded any firm subcontract to the Company.

Computer system equipment sales and support revenues decreased to 10.2% of total revenues for 1998, compared to 14.1% for 1997, a decline of $2,517,000. Neither the Sunquest Agreement nor deliveries to the Department of Defense hospitals had any associated hardware revenue. The disruption of in-process sales cycles by the new product introductions in 1997 significantly impacted the Company's new system revenue for 1998, and new system sales have historically been more hardware intensive than upgrades and add-on sales. Management does expect a higher involvement in the delivery of computer hardware to customers in connection with the DynamicVision, pathology and radiology product lines due to the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during 1998, decreased by $7,521,000 over the same period a year ago, from $12,917,000 to $5,396,000. The Company recognized initial pathology application software license revenue of $2,777,000 under the Sunquest Agreement and $100,000 of additional licenses thereunder during 1997. Only $100,000 of application software license revenue was recognized under the Sunquest Agreement during 1998. Also, during 1998, the Company recognized only $27,000 of pathology application software license revenue from government customers. This represents a $1,902,000 decrease from the $1,929,000 of application software license revenue recognized during 1997 through deliveries under a completed U.S. Government sub-contract agreement. In addition, other pathology application software license revenue decreased by $750,000 principally due to the timing of sales cycles following the introduction of the CoPath Client Server product in March 1997. As a result, pathology application software license revenue decreased by $5,429,000. Laboratory software application license revenue for 1998 increased by $15,000. The Premier Series laboratory information system was acquired in May 1997 with the acquisition of Dynacor, Inc. accounted for as a pooling of interests. Initial new laboratory sales cycles were disrupted by the consolidation process and integration with the Company's LabPro 2000 laboratory information system. The increase in laboratory system application revenues during 1998 has principally resulted from successful customer migrations. Radiology software application license revenues for 1998 declined by $1,344,000 compared to 1997. This primarily resulted from the introduction of the new RadPlus client server version released for general availability in December 1997
disrupting sales cycle for the older technology.   In addition, a multi-site
radiology information system sale resulted in $1,488,000 of application software license revenue during 1997. There was no multi-site radiology
revenue during 1998.   Electronic health record application software license
revenues declined by $717,000 due to lengthening sales cycles caused by market impacts related to year 2000 concerns, the growing influence of managed care, and new product releases.

Software support revenues increased $745,000 to $11,723,000 for 1998, compared to $10,978,000 for the same period one year ago. This increase is principally attributable to successful implementations of new systems. As of December 31, 1998, the recurring annualized billable support base is $12.1 million, with an additional $2.1 million of annualized software support revenue anticipated to be generated from delivery of the Company's existing new systems backlog.

Service and other revenues decreased by $1,423,000 to $6,073,000 from $7,496,000. This decrease principally results from the training and implementation services in connection with system installations to the DOD hospitals completed in 1997. There was no such corresponding revenue during 1998.





Cost of Products Sold. Cost of products sold as a percent of total revenues for 1998 decreased to 12.6% from 14.5% for the same period 1997. Hardware revenues during 1998 similarly decreased to 10.2% from 14.1% of total revenues for 1997, due to the decline in new system revenues as previously discussed. Third party product costs also expanded during 1998 as the Company completed a variety of interfaces to strategic software technology partners.

Client Services Expense. Client services expense for of 1998 decreased $363,000 to $10,958,000 from $11,321,000 for 1997, increasing as a percentage of sales from 31.0% to 42.4%. The Company previously reported increased staffing in connection with the 1996 acquisitions of DMI and CoMed, the introduction of the DynamicVision product line in November 1996, and new product releases in 1997. During 1997, the Company released for general availability client server versions of CoPath (March 1997), and RadPlus (December 1997), and new releases of PACSPlus (October 1997), and Dynamic
RecordPlus (October 1997).   The unanticipated elongation of initial product
sales cycles for these new products resulted in a significant decline in quarterly revenues and a disproportionate burden in client services expense. However, the Company decreased client services expenses while introducing these new products.

Software Development Costs. Software development costs for 1998 increased to 25.7% of total operating revenues from 16.2% incurred during 1997.
Development efforts continued as part of the Company's overall growth strategy. As such, the Company capitalized $3,174,000 or 39.4% of total software development costs during 1998 compared to $3,906,000 or 46.9% of total software development costs for 1997. The development effort during 1998 resulted in new releases and enhancements to the Company's client server products.

Sales and Marketing. Sales and marketing costs for 1998 as a percentage of total revenues, increased to 36.5% from 24.9% for 1997. During 1997, the Company expanded and trained a national sales and marketing force in connection with the Company's external growth plans, in preparation for the launch of the Company's latest product releases. This resulted in an increase in sales and marketing costs incurred during 1998 of $307,000 as compared to similar costs for 1997.

General and Administrative Expenses. General and administrative expenses for 1998 increased by $51,000 to 17.8% of total revenues from 12.5% incurred during 1997. During 1998 the Company completed a functional reorganization and streamlining plan. The Company re-engineered its internal development, customer support and product installation processes, resulting in consolidation of three facilities into the Lake Mary headquarters. The re-engineering accompanied the progression to a common structure to Dynamic's product line, a move which permits more cross utilization of technical professionals for development, support and installation services, and is expected to provide significant future cost efficiencies. Base quarterly operating expenses - defined as total operating expenses less the cost of products sold, sales commissions and customer billable expenses - have been reduced to approximately $6.4 million for the first quarter of 1999 compared to $8.1 million during the first quarter of 1998. The cost savings from completion of the plan, together with a $279,000 reduction in expenses accrued under the Company's management incentive compensation plan for 1998, were more than offset by increases in bad debt charges of $207,000, teambuilding expenses of $112,000, $125,000 in litigation settlement costs with the Company's former President and CEO, and $319,000 in non-recurring severance and termination benefits incurred in connection with the plan.

Other Income (Expense).   Net other income for 1998 decreased by $690,000 to
$41,000, as compared to $731,000 for 1997. The Company incurred approximately $139,000 in aggregate losses on sale and abandonment of fixed assets in connection with the office consolidation activities completed substantially during the third quarter of 1998. Net interest income decreased by $509,000 during 1998 principally due to the cash used by operating and investing activities. In addition, net interest expense and financing costs increased by $42,000 principally due to amortization of deferred financing costs and interest charges associated with the line of credit established in July 1998.


Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Revenues. The Company's total consolidated revenues were $36,545,000 for the year ended December 31, 1997, compared to $19,826,000 for the corresponding period of 1996, representing an increase of $16,719,000 or 84.3%. During the year ended December 31, 1997 the Company reported pathology revenues of $15,784,000, representing an increase of $14,913,000 over similar revenues in 1996, attributable to the acquisition of CoMed in late 1996. Radiology revenues resulting from the Maxifile and PACsPlus+ product line acquired with DMI in May 1996, increased to $7,736,000 from $5,182,000 or by $2,554,000. Management attributes this increase to the expanded market reach for the Company's product line that cross selling provided post acquisition of DMI and CoMed. Laboratory information system revenue for the year ended December 31, 1997, declined by $872,000 to $8,004,000 compared to $8,876,000 reported for the same period 1996. LabPro 2000 installations during 1997 consisted of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts
typically have nominal associated application software license revenue.   In
addition, imaging revenues declined by $263,000 to $3,382,000 and other revenues increased by $387,000 to $1,639,000. The Company experienced lengthened initial sales cycles for the DynamicVision product released for general availability in November 1996. Other revenues increased principally as a result of converting add-on business from a customer base expanded through acquisitions.

Computer system equipment sales and support revenues during the year ended December 31, 1997 increased $1,182,000 to $5,154,000 compared to $3,972,000 for 1996, but declined as a percentage of total revenues to 14.1% from 20.0%. The increase in application software license revenues during 1997 overshadowed the increase in hardware revenues. Hardware revenues can cause significant fluctuations in top line performance, but traditionally have had nominal impact on earnings due to its relatively low margins compared with other sources of Company revenue.

Application software license revenue during 1997 increased by $6,443,000 or to 35.4% of total revenues compared to 32.7% during 1996. The Company recognized pathology application software license revenue of $7,639,000 during 1997, while during 1996 there was $597,000 of pathology revenues. The pathology product line was acquired with CoMed in December of 1996. Imaging software application license revenues decreased $268,000. The DynamicVision product introduction announced in November 1996 was being significantly enhanced during 1997. New anticipated product releases elongated initial sales cycles for DynamicVision. Radiology software application license revenues increased $128,000 as a result of post acquisition cross-marketing capabilities, and deliveries on a five site sale consummated during the third quarter 1997. The decline in laboratory software application license revenues of approximately $467,000 is attributed to installations of LabPro 2000 during 1997 consisting primarily of migrating customers from the prime platform to the IBM AS400 platform. Migration contracts typically have nominal associated application software revenue. Additionally, realignment of the laboratory sales force after the acquisition of Dynacor, including integration of the new Premier Series lab product, contributed to this decrease by diverting attention from the normal sales process.

Software support revenues increased $4,873,000 to $10,978,000 for 1997, compared to $6,105,000 for the same period one year ago, an increase of 79.8%. The acquisition of CoMed resulted in 1997 software support revenues from pathology of $4,363,000. Additionally, successful installations continue to result in accretions in software support revenues. As of December 31, 1997, the Company's recurring annualized billable support base has increased to $12.6 million, and an additional $1.2 million of annualized software support revenue was anticipated to be generated from delivery of the Company's existing new systems backlog.

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

Software Development Costs. Software development costs for 1997 increased $2,839,000 to $5,914,000 from $3,075,000, an increase of .7% of total revenues to 16.2% from 15.5% incurred during 1996. This department was reorganized during the fourth quarter of 1996 to coordinate the talent of the DMI and CoMed acquisitions. The Company capitalized $3,906,000 of software development costs during 1997 compared to $1,618,000 for 1996. As outlined in the Company's secondary offering in September 1996, the Company continued to significantly invest in development efforts as part of the Company's overall growth strategy.

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

General and Administrative Expenses. General and administrative expenses for 1997 increased by $1,976,000, to $4,554,000 from $2,578,000 incurred during
1996, but decreased as a percentage of total revenues by .5% to 12.5% from 13.0%. The Company has experienced considerable growth through the purchase acquisitions of CoMed and DMI and the pooling of Dynacor. Additionally, $279,000 of compensation has been accrued and expensed for 1997 under the management incentive compensation plan. There was no such expense incurred during the same period in 1996. Despite these cost increases, the Company experienced offsetting cost reductions, principally in finance and administration, associated with consolidating the acquisitions.

Other Income (Expense).   Net other income for 1997 increased by $710,000 to
income of $731,000, as compared to $21,000 for 1996.   Interest income
increased by $441,000, and interest and other expenses decreased by $269,000 for 1997 principally due to the availability of proceeds resulting from the Company's secondary offering completed in the fourth quarter of 1996.


Liquidity and Capital Resources

As of December 31, 1998 the Company had cash equivalents of $1,962,000 and a working capital deficiency of $255,000, and a working capital ratio of .98 to 1.

Accounts receivable and unbilled receivables as of December 31, 1998 increased from similar balances on December 31, 1997 by $459,000, or an increase of 5.1%. These balances as a percentage of the Company's total annualized revenues increased to 36.5% as of December 31, 1998 compared to 24.5% one year prior. As a result, days sales outstanding in accounts receivable and unbilled receivables increased to 133.2 days as of December 31, 1998, compared to 89.6 days as of December 31, 1997. Disrupted sales cycles in 1997 and early 1998, resulting from the new product introductions made in 1997, significantly impacted recognized new system revenues during 1998. As an indication of this, support revenues grew as a percentage of revenues in 1998 to 45.4%, up from 30.0% for 1997. Since the Company's support base has a fourth quarter billing concentration, due to calendar year renewals, and support revenues became such a higher percentage of total Company revenues, both the total receivables balances and the days sales outstanding in receivables increased.

Contracts receivable as of December 31, 1998 decreased $1,326,000 to $1,766,000 as compared to the balance of $3,092,000 on December 31, 1997. The Company entered into a licensing agreement with Sunquest Information Systems, Inc. resulting in initial licensing fees receivable in three installments of $1,000,000 each. The first installment was collected upon signing on February 7, 1997, the second installment was collected in 1998, and the final installment was contractually due February, 1999. Subsequent to December 31, 1998 the final installment was received. The remaining change in contracts receivable is attributable to scheduled collections on monthly installment receivables from customers.

Other current assets as of December 31, 1998 increased $521,000 to $1,313,000 from the 1997 year end balance of $792,000. This resulted principally from an increase in deferred sales commissions. During the fourth quarter of 1998 virtually no new systems sale bookings for the quarter were recognized as revenue, generating the increase in deferred commissions.

During 1998 the Company capitalized $3,174,000 of software development costs and purchased $2,872,000 of additional property and equipment. Significant development efforts resulted in new releases and significant enhancements in both the RadPlus and CoPathPlus products. In addition, enhancements continued on PacsPlus, WebSight, Premier Series, RecordPlus and AccessPlus (formerly DynamicVision Desktop). The Company plans to significantly advance development of the perioperative information management system SurgiPlus and continues to enhance RadPlus, CoPathPlus, PACSPlus, WebSight and RecordPlus in 1999.

Property purchases included equipment, leasehold improvements and furniture which were made primarily to accommodate the consolidation of the Company's former Maitland, Apple Valley and Minnetonka offices to the new corporate headquarters in Lake Mary, Florida. This includes $1,490,000 of leasehold improvements capitalized, $1,237,000 of which was offset by lessor provided lease incentives on the Lake Mary facility.

Accounts payable and accrued expenses increased $1,208,000 to $4,231,000 as of December 31, 1998 from $3,023,000 as of December 31, 1997. Included in this increase was $196,000 of accrued sales compensation principally due to the increased selling activity in the fourth quarter of 1998 compared to the same quarter of 1997. In connection with the consolidation of Maitland, Apple Valley and Minnetonka offices to Lake Mary, Florida, as of December 31, 1998 the Company accrued $185,000 of lease termination costs and $175,000 of build-out costs. Also included in accrued expenses as of December 31, 1998, was approximately $213,000 of severance and termination benefits associated with the Company's process re-engineering and cost reduction plan.

Deferred revenue as of December 31, 1998 increased by $273,000 to $6,729,000 from $6,456,000. This resulted principally from the increase in annual contract support base, and a corresponding increase in advance support billings during the fourth quarter of 1998.

Advanced billings as of December 31, 1998 increased by $568,000 to $1,828,000 from the 1997 year end balance of $1,260,000. This resulted principally from the record fourth quarter sales bookings in 1998 and the related increased receipt of customer deposits.

As of December 31, 1998 the Company reported $1,173,000 of total current and non-current deferred lease incentives, and no such balances on December 31, 1997. The lessor, in connection with the new Lake Mary office, provided approximately $1,237,000 of lease incentives which are being amortized evenly over the 78 month lease life, which began on September 1, 1998, as a reduction in office rent expense.

Other current and non-current liabilities as of December 31, 1998 increased by an aggregate of $345,000 from the December 31, 1997 balance of $815,000 to $1,160,000. This increase is principally attributed to approximately $326,000 of office rent expense accrued to offset the six month rent abatement provided under the new office lease agreement for the Lake Mary facility.

During 1998, the Company received $135,000 in proceeds from the exercise of employee options and warrants.

On July 24, 1998 the Company entered into a $5,000,000 Revolving Line of Credit with Silicon Valley Bank, a commercial bank ("Bank"). The Revolving Line of Credit is secured by all existing Company assets and matures on July 23, 1999. Interest thereon is payable monthly in arrears at the Bank's prime rate plus one and three quarters percent (9.5% on December 31, 1998). Available borrowing capacity is limited to the lesser of $3,000,000 or 60% of qualified receivables, $2,823,000 at December 31, 1998. Future borrowing capacity is contingent on the Company's compliance with a minimum quick ratio (as defined) of 1.25 to 1, and maintaining profitable quarterly operations in excess of any increase in the carrying value of capitalized software development costs in 1999, at which time the borrowing capacity will be limited to the lesser of $5,000,000 or 70% of qualified receivables. As of December 31, 1998 borrowings against this line of credit were $856,000, and $3,120 of interest expense on the line of credit had been recognized.

On July 29, 1998 the Company issued 1,000,000 shares of Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the



Company in a private placement transaction, which resulted in net proceeds to the Company of $1,814,000. The Series C Preferred Stock is convertible on a share for share basis to Common Stock, is non-voting, carries a $.16 per share cumulative annual dividend payable calendar quarterly in arrears, has a liquidation preference of $2.00 per share, may be automatically converted upon the Company's Common Stock sustaining sufficient trading at or above $4.00, and is redeemable by the Company on or after July 29, 2000 at a price of $2.00 per share. The Warrants are exercisable at $2.25 per Common Share at any time on or before July 29, 2003. On September 29, 1998 Common Stock underlying the Series C Preferred Stock and Warrants ("Securities") was registered under the Securities Act of 1933, as amended. On September 30, 1998 and December 31, 1998 all of the then accrued Series C Preferred Stock dividends aggregating $27,555 and $40,000, respectively, were declared and paid.

During 1998 the employer match contribution of $349,454 to the Company's 401(k) defined contribution savings plan was made through the issuance of 208,823 shares of the Company's common stock at an average price of $1.67 per share.

As of December 31, 1998 the Company had net operating loss carryforwards for federal income tax purpose of approximately $20 million, which can be used to offset Federal taxable income in future years. Future equity offerings combined with sales of the Company's equity during the preceding years may cause changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, which will limit the use of the Company's net operating loss carryforward existing as of the date of the ownership change. In the event the Company has taxable income in the future, a change of ownership under
Section 382 may result in the application of such limitations and could have a material adverse effect on the Company.

Management believes that existing cash, and funds available from alternative financing options, together with funds expected to be generated by operations will be sufficient to meet operating requirements for at least the next twelve months.

Year 2000

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

The Company's internally used computer equipment, software and devices with embedded technology-including both information systems and non-information systems (together, "Internal Use Systems") - may fail to operate properly or as expected due to Year 2000 Issues. This could result in a system failure or miscalculations causing disruption of the Company's operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, or engage in similar normal business activities. In addition, computer software products sold, marketed, and supported by the Company ("Company Software Products") and the products of third parties that are distributed by the Company or others and are necessary for operation of Company Software Products ("Third Party Products"), may fail to operate properly or as expected due to Year 2000 Issues. This could, result in system failures or miscalculations causing disruption of customers' operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, treat patients, or engage in similar normal business activities. Further, products and services used by the Company's customers, but not supplied by the Company, could fail to operate properly or as expected due to Year 2000 Issues. Customers' efforts to plan for such events could result in the deferral by customers of current installations of and plans to purchase Company Software Products. The Company has undertaken various initiatives intended to address Year 2000 Issues with respect to Internal Use Systems, Company Software Products, and Third Party Products. The Company has established working groups whose primary functions are to (i) develop and implement the Company's definition of Year 2000 readiness, (ii) assess Internal Use Systems, Third Party Products and Company Software Products for Year 2000 Issues, (iii) monitor development, testing and remediation efforts with respect to Company Software Products, (iv) monitor testing of Company Software Products and Third Party Products, (v) review customer preparations to implement Year 2000 releases of Company Software Products, (vi) monitor and coordinate the Company's deployment plans and results with respect to Year 2000 releases of Company Software Products,




(vii) monitor and coordinate contingency plans with respect to Internal Use Systems, Company Software Products and Third Party Products, and (viii) provide centralization, accuracy and consistency of the Company's communications regarding Year 2000 Issues.

The Company has engaged independent experts to assist in all of its efforts with respect to Year 2000 Issues and to independently evaluate and validate such efforts as of this time.

The Company has mailed letters or otherwise communicated with many of its significant vendors of Internal Use Systems and related service providers to determine the extent to which Year 2000 Issues affect products and services of such vendors and providers. The Company is engaged in but has not completed efforts to communicate with other vendors and service providers involved in its Internal Use Systems to request more responses to its communications and to verify the responses received. Due to uncertainties associated with vendors and service providers, the Company is unable to predict whether Year 2000 Issues involved in its Internal Use Systems will have a material adverse effect on the Company's business, results of operations, or financial condition, despite the Company's current assessment to the contrary.

The Company works closely with vendors of Third party Products and has communicated with them to determine the extent to which their products and services are or will be Year 2000 compliant. In addition, the Company is testing or plans to test Year 2000 releases of certain Third Party Products. Based upon its current assessment, the Company believes it has received adequate assurances that Third Party Product vendors expect to address all their significant Year 2000 Issues on a timely basis. Due to uncertainties associated with Third Party Product vendors, the Company is unable to predict whether a material adverse effect on business, results of operations, or financial condition may result from Year 2000 Issues related to Third party Products, despite the Company's current assessment to the contrary.

The Company began development of Year 2000 versions of some Company Software Products in 1997 and continues to progress through development cycles with respect to some Company Software Products. The Company began deploying Year 2000 releases of Company Software Products in 1997 and expects to complete deployment of such releases for all products during the second half of 1999. The Company continues to test and monitor performance of Year 2000 releases of Company Software Products in customer environments. The Company expects to deliver and deploy maintenance releases of Company Software Products in the ordinary course of business to remediate any Year 2000 Issues as identified during and after deployment of Year 2000 releases of Company Software Products. Based on the Company's assessment, the Company believes continuing efforts will be required to assist customers in deploying and testing Year 2000 releases of Company Software Products in their unique environments. The Company expects an increase in service and support effort levels as the Year 2000 approaches.

The Company develops, markets and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. The Company estimates that as of December 31, 1998 it had completed approximately 90% of the development efforts relating to Year 2000 versions of all of the Company Software Products. The projects comprising the remaining 10% of these efforts are in process and expected to be substantially completed in the first half of 1999. The Company estimates that as of December 31, 1998 it had completed approximately 75% of the deployment efforts relating to Year 2000 versions of all Company Software Products. The projects comprising the remaining 25% of these efforts are in process and are expected to be substantially completed in the first half of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000.

The Company is currently engaged in but has not completed contingency planning to address personnel, resource, technical and communication issues relating to its service and remediation efforts. The Company expects that its development, remediation, testing, deployment and contingency planning efforts with respect to Company Software Products will continue up to and beyond December 31, 1999, but expects the level of development, testing and deployment will decrease in 1999.

The Company has begun, but not yet completed, a comprehensive analysis of the operational, business and financial problems (including possible loss of revenue), if any, that would be reasonably likely to result from the impact of unresolved Year 2000 Issues, including possible (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year



2000 Issues on a timely basis, (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 versions of Company Software Products and Third Party Products on a timely basis, and (iii) deferral by customers of current installations and prospective purchase decisions with respect to Company Software Products. The Company has not yet completed its contingency plans relating to Year 2000 scenarios it deems sufficiently probable to merit contingency planning. The Company currently plans to complete such analysis and contingency planning by June 30, 1999.

The Company presently believes that Year 2000 Issues will not pose significant operational problems for the Company. However, unless all material Year 2000 Issues are timely and properly identified, assessed, and remediated, and unless adequate contingency plans are properly formulated with respect to Year 2000 Issues, the Year 2000 Issue may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, vendors and others.

The costs, timing and scheduling of deployment and installation of Year 2000 versions of Company Software Products and Third Party Products, as well as the ability of the company to assist customers in the installation of Company Software Products, will depend in part on the readiness, ability and cooperation of customers and their suppliers. Due to uncertainties associated with customers' readiness, cooperation and sources of products and services, there can be no assurance that Year 2000 Issues will not materially adversely effect the Company's business, results of operations, or financial condition, or adversely affect the Company's relationships with customers, vendors or others.

Some customers and prospects of the Company operate in complex computing environments that include products and services not supplied by the Company. The costs, timing and scheduling by customers of work related to Year 2000 Issues involving such products and services may cause some customers and prospects to defer current projects or prospective purchase decisions regarding Company Software Products. If Year 2000 Issues cause customers and prospects to defer current projects or prospective purchase decisions, the Company's financial condition could be materially adversely affected. Due to uncertainties associated with customers and prospects, there can be no assurance that Year 2000 Issues will not materially adversely effected the Company's business, results of operations, or financial condition or adversely affect the Company's relationships with customers, vendors and others.

The costs of the Company's Year 2000 identification, assessment, remediation, testing, deployment and contingency planning efforts, and the dates on which the Company believes it will complete such efforts, are based upon management's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability of and costs of personnel trained in year 2000 Issues, the ability to correctly and effectively identify, assess, remediate, and test al relevant computer codes, equipment, and embedded technology, and similar uncertainties, the ability of the Company to timely install and deploy Year 2000 releases of Company Software Products, a failure of the Company to provide, obtain or make available adequate resources to assist customers in installing Year 2000 releases of Company Software Products and Third Party Products. As a result of any such factors alone or in combination, the Company may experience an increase in warranty and other claims. In addition, since there is no uniform definition of "compliance with Year 2000," and since the Company sells a myriad of different combinations of products and services under varying contractual terms, the Company is not able to assess or estimate the possible impact of such possible claims. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's result of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs relate to claims by third parties related to Year 2000 Issues.

During 1997 the Company converted its human resources, time tracking, general accounting and payroll systems to systems which have been represented to be Year 2000 compliant. The Company believes that all of its internal management information systems and non-information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing Internal Use Systems.



Inflation and Changing Prices

The Company believes that the general state of the economy and inflationary trends have only a limited effect on its business. Historically, inflation has not had a material effect on the Company. Changing prices of computer hardware could have a material effect on the cost of materials sold and the related selling price of software and hardware sales.

Market Risk

The Company is exposed to interest rate changes primarily as a result of its variable rate line of credit used to finance the Company's short-term working capital needs and general corporate purposes. The Company's interest rate risk management objectives is to limit the impact of interest rate changes on earning and cash flows and to lower its overall borrowing costs.

The Company's market risks associated with its line of credit borrowings outstanding is that the interest rate under the line of credit agreement is based on the prime rate plus one and three quarters percent (9.5% as of December 31, 1998). The line of credit agreement expires on July 23, 1999. Fair value of the line of credit as of December 31, 1998 was equal to its carrying value of $856,000.

Recent Accounting Pronouncements

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. The impact of SOP 97-2 did not materially alter the Company's revenue recognition methods.





                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1998


                                                     1997         1998

ASSETS

Current assets:
 Cash and cash equivalents                           $ 6,465,685   $ 1,962,426
 Accounts receivable, net                              6,066,305     6,847,498
 Unbilled receivables                                  2,900,702     2,578,078
 Contracts receivable - current                        1,409,571     1,150,754
 Other current assets                                    792,038     1,313,364
   Total current assets                               17,634,301    13,852,120

 Property and equipment, net                           3,699,761     5,167,436
 Capitalized software development costs, net           7,830,349     9,247,578
 Goodwill, net                                         2,070,581     1,663,032
 Contracts receivable - non-current                    1,682,780       615,645
 Other assets                                             59,258        58,469
                                                     $32,977,030   $30,604,280
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses               $ 3,023,349   $ 4,231,540
 Deferred revenue                                      6,456,120     6,729,436
 Advance billings                                      1,259,876     1,828,351
 Line of Credit                                               --       856,000
 Deferred lease incentives - current                          --       190,231
 Other                                                   361,107       271,735
   Total current liabilities                          11,100,452    14,107,293
Deferred lease incentives - non-current                       --       982,862
Other                                                    453,788       888,358
   Total liabilities                                  11,554,240    15,978,513

Shareholders' equity:
 Series C redeemable convertible preferred stock
  ($.01 par value; issued and outstanding 1,000,000
  shares with an aggregate liquidation preference of
  $2,000,000, as of December 31, 1998, and a $.16 per
  share annual dividend).                                     --     1,811,327
 Common stock ($.01 par value; authorized 40,000,000
  shares; issued and outstanding 18,008,210 and
  18,271,251 shares in 1997 and 1998, respectively).     180,082       182,713
 Warrants                                                     --         3,000
 Additional paid-in capital                           44,300,707    44,699,416
 Deficit                                             (23,057,999)  (32,070,689)
   Total shareholders' equity                         21,422,790    14,625,767
                                                     $32,977,030   $30,604,280


See notes to consolidated financial statements.




                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                         1996         1997         1998

Operating revenues:
 Computer system equipment sales
  and support                            $ 3,971,549  $ 5,154,256  $ 2,637,601
 Application software licenses             6,474,674   12,917,390    5,396,122
 Software support                          6,104,933   10,977,540   11,722,897
 Services and other                        3,275,124    7,495,923    6,072,679
   Total operating revenues               19,826,280   36,545,109   25,829,299
Costs and expenses:
 Cost of products sold                     3,566,608    5,321,053    3,242,556
 Client services expense                   6,530,687   11,321,158   10,958,132
 Software development costs                3,074,728    5,913,550    6,646,471
 Sales and marketing                       4,658,070    9,123,366    9,430,307
 General and administrative                2,577,776    4,554,028    4,605,237
 In-process research and development      15,057,869           --           --
   Total costs and expenses               35,465,738   36,233,155   34,882,703
   Operating income (loss)               (15,639,458)     311,954   (9,053,404)
Other income (expense):
 Interest expense and financing costs       (320,685)     (51,661)     (94,049)
 Gain (loss) on disposal of property              --       28,100     (139,063)
 Interest income                             341,771      754,565      273,826
   Total other income (expense)               21,086      731,004       40,714
Earnings (loss) before income taxes      (15,618,372)   1,042,958   (9,012,690)
Income taxes                                      --           --           --
Net earnings (loss)                     $(15,618,372) $ 1,042,958  $(9,012,690)

Net earning (loss) available for
common shareholders                     $(15,869,409) $ 1,042,958  $(9,080,245)

Earnings (loss) per common share
   Basic and diluted                    $      (1.72) $      0.06  $     (0.50)

Weighted average number of common
shares outstanding                         9,224,775   17,905,214   18,127,641


See notes to consolidated financial statements.




                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                    Common   Additional
              Series Series Series Series Warrants  Stock    Paid-In   Deficit
              A        B      CM     C
                        Preferred

Balance,
January 1, 1996,
as previously
reported     $9,688 $37,500 $   - $   - $   - $68,616 $13,070,163 $(8,482,585)

Conversion of
Series A
Preferred
Stock         (9,688)           -     -     -  9,688            -           -

Conversion of
Series B
Preferred
Stock              -  (37,500)  -     -      - 37,500           -           -

Preferred Stock
Dividends          -        -   -     -      -      -   (275,881)           -

Issuance of
Common Stock       -        -   -     -      - 43,345  22,673,919           -

Exercise of
Stock Options      -        -   -     -      -    609     142,434           -

Employee Stock
Purchase Plan      -        -   -     -      -    314     101,156           -

Common Stock issued to effect

CMDI acquisition   -        -    -    -      -  10,000  4,990,000           -

Issuance of
Series CM Preferred
Stock in connection
with the CoMed
acquisition        -        -   60    -      -       -  2,999,940           -

Net loss           -        -    -    -      -       -          -  (15,618,372)

Balance,
December 31, 1996  -        -   60    -      -  170,072 43,701,731 (24,100,957)


Conversion of
Series CM
Preferred Stock    -        -  (60)   -      -    5,650     (5,590)         -

Exercise of Stock
Options & Warrants -        -    -    -      -    3,721    384,387          -

Employee Stock
Purchase Plan      -        -    -    -      -      639    220,179          -

Net income         -        -    -    -      -        -          -   1,042,958

Balance,
December 31, 1997  -       -   -   -     -    180,082  44,300,707  (23,057,999)

Issuance of
Series C Preferred
Stock and Warrants
in Private Placement
Transaction        -     -   -  1,811,327   3,000   -           -           -

Exercise of Stock
Options            -     -   -          -      -   271     54,167           -

Employee Stock
Purchase Plan      -     -   -          -      -   510     80,523           -

Employee 401(k)
Plan Match         -     -   -          -      - 1,850    331,574           -

Preferred Stock
Dividends          -     -   -          -      -     -    (67,555)          -

Net Loss           -     -  -          -      -     -          -   (9,012,690)
               $ - $ - $ - $1,811,327 $3,000 $182,713 $44,699,416 $(32,070,689)


See notes to consolidated financial statements.




                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                        1996           1997        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                     $(15,618,372)  $1,042,958  $(9,012,690)

Adjustments to reconcile net earnings
  (loss) to net cash provided (used)
  by operating activities:

 Depreciation and amortization             1,900,211    3,016,713    3,323,374
 Book value of disposed property              64,875       20,074      181,828
 Employer 401(k) contributions not
  requiring cash                                  --           --      333,424
 Provision for doubtful accounts
  receivable                                      --           --      206,805
 Purchased in-process research and
  development                             15,057,869           --           --
Changes in assets and liabilities:
 Accounts receivable                       1,017,582     (440,096)    (987,998)
 Unbilled receivables                     (1,371,029)    (788,889)     322,624
 Contracts receivable                       (201,737)  (2,399,515)   1,325,952
 Other                                       169,619       73,144     (194,965)
 Accounts payable and accrued expenses       (53,683)     193,219    1,208,181
 Deferred revenue                            372,217    1,302,856      273,316
 Advance billings                         (1,005,682)  (1,718,541)     568,475
       Net cash provided (used) by
         operating activities                331,870      301,923   (2,451,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of net assets of Dimensional
  Medicine Inc.                           (1,349,389)          --           --
 Purchase of Collaborative Medical
  Systems, Inc.                           (6,591,075)          --           --
 Capitalized software development costs   (1,618,060)  (3,906,254)  (3,174,028)
 Purchases of property and equipment      (1,098,553)  (1,841,306)  (1,142,941)
 Restricted cash released/(deposited)             --       60,000           --
        Net cash used by investing
          activities                     (10,657,077)  (5,687,560)  (4,316,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (repayments) under line of
  credit, net                                     --           --      856,000
 Borrowings (repayments) under bank note
  payable                                 (2,800,000)          --           --
 Proceeds from issuance of common stock   22,961,777      608,926      135,471
 Proceeds from issuance of Series C
  Preferred Stock and Warrants                    --           --    1,814,327
 Payment of preferred stock dividends       (275,881)          --      (67,555)
 Borrowings (repayments) capital lease
  obligations and other debt                (400,619)    (208,040)    (472,869)
       Net cash provided (used) by
         financing activities             19,485,277      400,886    2,265,374

Net increase (decrease) in cash and cash
 equivalents                               9,160,070   (4,984,751)  (4,503,259)
Cash and cash equivalents, beginning
 of year                                   2,290,366   11,450,436    6,465,685
Cash and cash equivalents, end of year   $11,450,436  $ 6,465,685   $1,962,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid                           $   320,685  $    51,661   $   94,049

NON-CASH TRANSACTIONS:
 Furniture and fixtures under capital
  lease                                  $        --  $        --   $  492,495
 Leasehold incentives received           $        --  $        --   $1,236,503


See notes to consolidated financial statements.





                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Dynamic Healthcare Technologies, Inc. ("Dynamic" or the
"Company") is a leading provider of mission-critical healthcare information systems for clinical services departments and facilities. The Company's product line, DynamicVision(R), is a suite of image-, voice-, and web-enabled systems for anatomic pathology, radiology, laboratory, surgical services and health information management. Dynamic is headquartered in the greater Orlando area and has a key operations and development center near Boston. The Company provides support for all of its systems and offers integration and other consulting services.

Basis of Consolidation - The consolidated financial statements include the accounts of Dynamic Healthcare Technologies, Inc. and its wholly-owned subsidiary, Collaborative Medical Systems Corp. which was incorporated on November 27, 1996 (collectively the "Company" or the "Registrant"). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Accounts Receivable - Accounts receivable is stated at net book value less an allowance for doubtful accounts of $307,000 and $360,000 for the years ended December 31, 1997 and 1998, respectively. Bad debt expense for each of the years ended December 31, 1996, 1997, and 1998 was $0, $0, and $206,805,
respectively.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, ranging from five to ten years, using the straight-line method.

Software Development Costs - Costs incurred to establish the technological feasibility of computer software products are research and development costs and are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Amortization of capitalized software development costs for the years ended December 31, 1996, 1997 and 1998 were $1,128,402, $1,484,276, and $1,756,798, respectively.
Accumulated amortization of capitalized software development costs is $4,829,271 and $6,586,069 at December 31, 1997 and 1998, respectively.
Capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the products (initially five years) or the ratio of current revenues to current and anticipated revenues for the product, whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed. No such expense has been recorded for the years ended December 31, 1996, 1997 and 1998.





Goodwill - Goodwill is stated at cost less accumulated amortization. Goodwill is amortized using the straight-line method over a period of seven years. Amortization of goodwill for the years ended December 31, 1996, 1997, and 1998 was $165,000, $408,000, and $407,549, respectively. Accumulated goodwill amortization as of December 31, 1997 and 1998 was $782,556 and $1,189,805, respectively. The Company assesses the recoverability of goodwill based upon projected operations over a period which represents the approximate remaining life of goodwill. The Company evaluates the recoverability of goodwill based on this forecast of future cash from operations and income, and using a discount rate that reflects the Company's average cost of funds.

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

Employee Benefit Plan - The Company has a 401(k) defined contribution savings plan covering all full-time employees. Eligible employees may elect to defer up to 20% of their compensation, but limited to the maximum allowed by the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors and amounted to $186,829, $420,487, and $349,454 in 1996, 1997 and 1998, respectively. During 1998 the employer match contribution was made through the issuance of 208,823 shares of the Company's common stock at an average issuance price of $1.67.

Stock-Based Employee Compensation Plans - The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

Income Taxes - Deferred income taxes are provided on items that are recognized in different reporting periods for financial accounting and income tax purposes using the then enacted tax rates.

Earnings Per Share - Basic earnings per share is computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding plus potential common stock which would arise for the exercise of stock options and warrants, if dilutive.

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




Concentration of Credit Risk - The Company generates revenue primarily through sales to entities operating within the healthcare industry located throughout the United States. Due to this concentration, substantially all receivables at December 31, 1997 and 1998, are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other conditions.
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash in deposits with major financial institutions, in U.S. government agency securities and in commercial paper of companies with strong credit ratings. Generally, the investments mature within 90 days and, therefore, are subject to little risk. The Company has not experienced losses related to these investments.

Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:
The fair value of cash and cash equivalents approximates its carrying amounts because of the short maturity of those instruments. The fair value of contract receivables approximates its carrying value, and is estimated by discounting the guaranteed minimum payments and unguaranteed contract residuals at the imputed incremental borrowing rates of the related customers (see also Note C herein). The fair value of bank note payable and line of credit are estimated based on the current rates available to the Company for debt of the same remaining maturities and approximates its carrying amount.

Reclassifications - Certain prior year balances have been reclassified to conform to the 1998 presentation.

B  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   December 31,
                                              1997             1998

Furniture and fixtures                        $   845,992       $ 1,245,211
Equipment                                       6,161,529         6,848,943
Leasehold improvements                            181,523         1,553,173
                                                7,189,044         9,647,327
Less accumulated depreciation and
amortization                                    3,489,283         4,479,891
                                              $ 3,699,761       $ 5,167,436


C.  CONTRACTS RECEIVABLE:

Contracts receivable represent receivables from customers under long-term financing arrangements.

During the quarter ended March 31, 1997, the Company entered into a value-added re-marketing agreement with Sunquest Information Systems, Inc. ("Sunquest") for the non-exclusive sale of CoPath Client/Server product licenses. The initial license fee of $3,000,000 was receivable in three (3) annual installments of $1,000,000 due in February 1997, 1998 and 1999. As of December 31, 1998 contract receivables included $991,955 under this contract representing the present value of the remaining installment with an imputed interest rate of 8.25%. Subsequent to December 31, 1998 the 1999 installment was collected.

On July 5, 1997, the Company entered into a multi-site radiology information system sale payable in varying monthly installments extending through March 2003. Total minimum installments due under this contract aggregate $5,754,000. Deferred revenue equal to the present value of the minimum payments and estimated residual value discounted at an imputed rate of 8.5%, of $3,618,000 was initially recorded. During 1997, $3,402,000 of revenue was recognized upon implementation of the system and $125,000 of interest income was recognized on the related contract receivable. On November 28, 1997 the Company assigned its rights to receive minimum payments under this contract to a third party in exchange for cash.

Also included in contracts receivable are other amounts due from customers in monthly installments of principal and interest with initial terms ranging from one to five years. The future minimum principal payments to be received under contract receivables as of December 31, 1998 are summarized as follows:




             Year Ended December 31,
                      1999                   $1,150,754
                      2000                      106,122
                      2001                       90,803
                      2002                       21,515
                      2003                      397,205
                      Thereafter                     --
                      Total                  $1,766,399

D. LEASE OBLIGATIONS

On September 1, 1998 the Company relocated its corporate headquarters to Lake Mary, Florida.

Capital Leases

In connection with the Company's relocation, in September of 1998, the Company leased furniture and fixtures under a capital lease obligation. The capital lease obligation requires 36 non-cancelable monthly installments of $15,837 which began in October 1998, bears an interest rate of 9.8% and provides for a $100 purchase option to the Company at lease expiration in October 2001. As of December 31, 1998, furniture and fixtures under the capital lease obligation are summarized as follows:

          Cost                                   $ 523,049
          Accumulated Depreciation                 (33,099)
          Net Book Value December 31, 1998       $ 489,950

Minimum future lease payments under the capital lease obligation as of December 31, 1998 are summarized as follows:

  Year Ended December 31,
           1999                                  $ 190,044
           2000                                    190,044
           2001                                    142,533
                                                   522,621
           Less:  Amount representing interest     (66,159)
                                                   456,462
           Less:  Current portion of capital
                  lease obligation                (151,977)
           Non-current portion of capital
           lease obligation                      $ 304,485

The capital lease obligation balances are included with other current and non-current liabilities on the balance sheet.

Operating Leases

The Company leases office space under non-cancelable operating leases. The leases call for monthly payments over terms of 36 to 78 months and include renewal options. Total rent expense on all operating leases was $603,000, $1,217,000, and $1,609,000 for the years ended December 31, 1996, 1997 and
1998, respectively. The 1998 rent expense includes $185,000 of accrued lease termination charges included in accounts payable and accrued expenses as of December 31, 1998, resulting from consolidating the Apple Valley, Minnesota and Maitland, Florida facilities.

The future minimum rental payments under operating leases as of December 31, 1998 are as follows:

            Year Ended December 31,
                     1999                     $1,618,869
                     2000                      1,028,180
                     2001                      1,045,916
                     2002                      1,064,112
                     2003                      1,082,840
                     Thereafter                1,352,540
                     Total                    $7,192,457




Deferred Lease Incentives

In connection with lease of the Lake Mary office space the Company was provided $1,236,503 of lease incentives, which are being amortized on a straight line basis over the 78 month lease term beginning September 1, 1998, as a reduction in office rent expense.

E. NOTE PAYABLE

Included in other current and non-current liabilities is a note payable (the "Note"). The Note is payable in fixed monthly installments of $7,228, bears fixed interest at a rate of 8.74%, and matures on February 1, 2003. On December 31, 1998 current and long-term portions on the Note were $62,820 and $239,184, respectively.

The Note was issued subject to the terms of the sale of the Company's right to receive minimum payments under a radiology system contract (the "Contract") (see also Note C). The Note plus any accrued interest becomes immediately due should any of the following occur: 1) The Company fails to make a scheduled installment payment. 2) Any default in the agreement governing the sale of the minimum payments occurs. 3) The customer defaults on the terms of the Contract. The Note is secured by all the hardware and software included in the Contract plus any payments due to the Company under the Contract other than the minimum payments sold.

As of December 31, 1998, maturities pursuant to the Note are as follows:

                 Year Ended December 31,
                          1999                 $  62,820
                          2000                    68,536
                          2001                    74,772
                          2002                    81,575
                          2003                    14,301
                          Total                $ 302,004

F.  LINE OF CREDIT

On July 24, 1998 the Company entered into a $5,000,000 Revolving Line of Credit Agreement with Silicon Valley Bank, a commercial bank ("Bank"). The Revolving Line of Credit Agreement is secured by all existing Company assets and matures on July 23, 1999. Interest thereon is payable monthly in arrears at the Bank's prime rate plus one and three quarters percent (9.5% on December 31, 1998). Available borrowing capacity is limited to the lessor of $3,000,000 or 60% of qualified receivables, $2,823,000 at December 31, 1998. Future borrowing capacity is contingent on the Company's compliance with a minimum quick ratio (as defined) of 1.25 to 1, and maintaining profitable quarterly operations in excess of any increase in the carrying value of capitalized software development costs in 1999, at which time the borrowing capacity will be limited to the lessor of $5,000,000 or 70% of qualified receivables. As of December 31, 1998 borrowings against this line of credit were $856,000, and $3,120 of interest expense on the line of credit had been recognized.

G. SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 29, 1998 the Company issued 1,000,000 shares of Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction, which resulted in net proceeds to the Company of $1,814,000. The Series C Preferred Stock is convertible on a share for share basis to Common Stock, is non-voting, carries a $.16 per share cumulative annual dividend payable calendar quarterly in arrears, has a liquidation preference of $2.00 per share, may be automatically converted upon the Company's Common Stock sustaining sufficient trading at or above $4.00, and is redeemable by the Company on or after July 29, 2000 at a price of $2.00 per share. The Warrants are exercisable at $2.25 per Common Share at any time on or before July 29, 2003. On September 29, 1998 common stock underlying the Series C Preferred Stock and Warrants ("Securities") was registered under the Securities Act of 1933, as amended. On September 30, 1998 and December 31, 1998 all of the then accrued Series C Preferred Stock dividends aggregating $27,555 and $40,000, respectively, were declared and paid (see also Note K).




H. CAPITAL STOCK, WARRANTS AND OPTIONS

During 1993, the shareholders approved and the Company adopted a stock warrant and option plan for directors and management employees (the "D&M Plan"), whereby 250,000 shares of common stock were reserved for issuance. During 1997, the shareholders approved increasing shares reserved for issuance pursuant to the D&M Plan to 650,000. Under the D&M Plan directors' and management employee warrants are five year warrants which vest under varying terms and are issued at an exercise price equal to the market price of the Company's common stock on the date of grant. During 1995, the shareholders approved an amendment to the D&M Plan to conform the terms of vesting to 40% upon grant plus 20% per year for each of three years thereafter, and to provide for early vesting upon death or employment termination without cause for all future options granted under the D&M Plan. Additionally, annual warrants are issued to certain outside directors at the beginning of that director's third consecutive term in office. Each annual warrant is for 5,000 shares of the Company's Common Stock, has a five year term, has an exercise price equal to the average of the closing bid and ask prices of the Company's Common Stock on the date of issuance, and is fully vested upon issuance. At December 31, 1998 the Company had stock warrants and options outstanding to purchase shares of its common stock under the D&M Plan as follows:

                Number         Presently      Price        Year     Expiration
               of Shares      Exercisable   Per Share    Granted       Date

Directors'
Warrants:      10,000          10,000          $1.94       1994     June 1999
                5,000           5,000          $2.25       1994     June 1999
               15,000          15,000          $1.00       1995     June 2000
               15,000          15,000          $1.97       1996     Mar. 2001
               76,500          61,200          $6.06       1996     May  2001
               10,000           4,000          $5.88       1997     June 2002
               35,500          14,200          $1.44       1998     June 2003

Management
Employees'
Options:        7,500           4,500          $4.75       1996     Dec. 2001
               33,333          20,000          $5.00       1997     May  2002
               97,500          39,000          $3.28       1998     Jan. 2003
              305,333         187,900

The Company adopted an incentive stock option plan in 1983 for key employees whereby 400,000 shares of common stock were reserved for issuance under the Plan. Options granted vest 40%, 30% and 30% on the first, second and third anniversaries of their issuance, respectively and expire ten years after the date of grant. At December 31, 1998 and December 31, 1997, the Company had granted options of 355,040 shares, of which options for 118,240 shares had been exercised, 231,800 expired unexercised and options for 5,000 shares were exercisable at a weighted average exercise price of $1.81 per share and a weighted average remaining contractual life of twenty-two months as of December 31, 1997 and ten months as of December 31, 1998. No new options will be granted or were granted after 12/31/92 under the terms of this Plan.

During 1993, the shareholders approved and the Company adopted a new ten year incentive stock option plan for employees whereby 100,000 shares of common stock were reserved for issuance under the Plan. The terms of this 1993 ISO Plan are similar to the 1983 Plan. During 1995 and 1997, the shareholders approved increasing shares reserved for issuance pursuant to the 1993 ISO Plan to 600,000 then 1,500,000, respectively. At December 31, 1998, the Company had granted options of 1,790,707 shares, 75,000 options had been exercised, 682,379 options were terminated and options for 323,823 shares were exercisable at a weighted average exercise price of $3.02 and a weighted average remaining contractual life of 7.4 years. As of December 31, 1998 options for 1,033,328 shares were outstanding with a weighted average exercise price of $2.72 per share and a weighted average contractual life of 8.6 years. Under both the 1983 Plan and the 1993 Plan, the exercise price for stock options may not be less than the market price of the Company's common stock at date of grant.



As of January 1, 1998 and December 31, 1998, the weighted average exercise prices of options outstanding under the ISO Plans were $3.82 and $2.72, respectively. Additionally, during 1998 the weighted average exercise prices of options exercised, granted and canceled under the ISO Plans were $1.12, $2.44 and $4.01, respectively.

Incentive stock option activity under the 1983 and 1993 Plans and price information follows:

                                                             Stock Option
                                                 Shares      Price Range
Balance at December 31, 1995                     193,050     $1.00 - $2.25
 Exercised                                       (35,410)    $1.00 - $2.25
 Granted                                         447,500     $1.97 - $5.38
 Canceled                                        (28,300)    $1.00 - $1.97

Balance at December 31, 1996                     576,840     $1.00 - $5.38
 Exercised                                       (51,940)    $1.00 - $1.97
 Granted                                         397,707     $3.59 - $5.19
 Canceled                                        (61,360)    $1.00 - $5.00

Balance at December 31, 1997                     861,247     $1.00 - $5.38
 Exercised                                        (1,650)    $1.00 - $1.97
 Granted                                         757,750     $ .97 - $3.28
 Canceled                                       (579,019)    $1.00 - $5.38

Balance at December 31, 1998                   1,038,328     $1.00 - $5.25


During 1993 the shareholders approved and the Company adopted an Employee Stock Purchase Plan effective for a five year period beginning January 1, 1994. The Company reserved 200,000 shares of common stock for issuance under the Plan. During 1997, the shareholders approved increasing shares reserved for issuance to 600,000 shares, and during 1998 shareholders approved extending the Plan through December 31, 2003. The Plan operates in one or more phases of six months each and is open for enrollment by employees working at least 20 hours per week and who have completed at least five months of service. A summary of plan activity is as follows:



   Phase #     Phase Ending Date            Shares Issued     Price
      1         June 30, 1994                   5,274        $ 1.650
      2         December 31, 1994               2,535        $  .980
      3         June 30, 1995                   6,256        $  .930
      4         December 31, 1995              22,575        $  .930
      5         June 30, 1996                  14,026        $ 2.045
      6         December 31, 1996              17,321        $ 4.202
      7         June 30, 1997                  23,826        $ 4.200
      8         December 31, 1997              40,116        $ 3.010
      9         June 30, 1998                  50,964        $ 1.590
     10         December 31, 1998              57,973        $  .680
                                              240,866

Phase ten (10) shares were issued in January 1999.


The Company's Board of Directors, in connection with employment agreements, has granted employment options. Employment options are exercisable for five years from the date of grant in accordance with a vesting schedule of 40% upon grant plus 20% per year for each of three years thereafter at an exercise price equal to the fair market value on the date of the grant. On August 23, 1994, the Company's Board of Directors, in connection with an employment agreement, granted options to Mitchel J. Laskey, the Company's President and then COO (now CEO), for 250,000 shares of common stock under similar terms at an exercise price equal to the fair market value on the date of the grant of $1.6875. On September 13, 1995, the Company's Board of Directors reduced the exercise price on Mr. Laskey's employment options to $1.00 per share. On December 17, 1996 the Company's Board of Directors, in connection with various other employment agreements, granted options covering 96,000 shares of common stock under similar terms at an exercise price equal to fair market value on the date of the grant of $5.00. On January 1, 1997 the Company's Board of Directors granted additional employment options to Mitchel J. Laskey for 50,000 shares of common stock under similar terms at an exercise price of $4.63 which represents the fair market value on the date of grant. During 1998 47,500 of the Mitchel J. Laskey January 1, 1997 options expired. On January 1, 1998 the Company's Board of Directors approved additional options to Mitchel J. Laskey for 400,000 shares of common stock, 100,000 shares at a strike price of $6.00, $7.50, $9.00 and $10.50 each. All of these employment option agreements provide for early vesting upon death or employment termination without cause and were issued at exercise prices no less than the fair market value of the shares on the date of grant. As such, in accordance with APB 25 no corresponding compensation expense was recognized.

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

On July 31, 1995 the Company completed a Private Placement Offering issuing $775,000 of Subordinated Convertible Notes, bearing simple interest at 9% per annum, together with detachable warrants to purchase 155,000 shares of the Company's common stock, ("debt warrants"). The warrants are exercisable at $1.00 per common share, and are exercisable for five years from the date of issuance (70,000 in June 1995 and 85,000 in July 1995). On November 28,1995 all of the Subordinated Convertible Notes were converted into 968,750 shares of Series A Preferred Stock. As of December 31, 1998, none of the debt warrants were exercised.

On December 5, 1995 the Company issued 3,375,000 shares of Series B Preferred Stock for $2.7 million, and on December 29, 1995 issued 375,000 shares of Series B Preferred Stock for an additional $300,000 in Private Placement transactions.

In connection with the Private Placement of the shares of Series B Preferred Stock, the Board of Directors of the Company authorized the issuance on December 8,1995 of warrants to purchase 210,000 shares of the Company's common stock for $1.00 per share to a financial consultant ("Series B warrants") for $25,000. These warrants are exercisable for five years from the date of issuance. As of December 31, 1998, none of the Series B warrants were exercised.

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

On October 2, 1996 the Company received proceeds of $20,941,650 in a common stock offering from the issuance of 3,892,500 shares of common stock at $5.75 per share net of underwriting commissions of $1,440,225. Stock issuance costs incurred amounted to $714,846. Pursuant to the terms of the offering a portion of the proceeds were immediately used to repay the subordinated notes payable of $1,000,000, the bank note payable of $2,743,882, and related accrued interest.

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

During 1998 the employer match contribution of $349,454 to the Company's 401(k) defined contribution savings plan was made through the issuance of 208,823 shares of the Company's common stock at an average price of $1.67 per share.

I.  IN-PROCESS RESEARCH AND DEVELOPMENT

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

J.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                Year Ended December 31,
                                               1996       1997       1998
  Current income tax expense (benefit)
    before operating loss carry forward         $(347,000)  $    --   $     --
  Tax effects of temporary differences, net of
    Changes in related valuation allowance        123,000    725,000   431,000
  Non-recognition of benefits of operating loss
    Carry forward                                 224,000         --        --
  Benefits of operating loss carry forward             --   (725,000) (431,000)
                                                $      --   $     --  $     --

Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax as of December 31, 1997 and 1998, are as follows:

                                                    1997           1998
 Deferred tax asset:
   Net operating loss carryforwards                  $4,883,000     $8,488,000
   Tax credit carryforwards                             655,000        655,000
   Other                                                282,000        458,000
                                                      5,820,000      9,601,000
 Deferred tax liabilities:
   Capitalized software development costs            (2,553,000)    (3,120,000)
   Other                                                (20,000)       (60,000)
 Net deferred tax asset                               3,247,000      6,421,000
 Valuation allowance                                 (3,247,000)    (6,421,000)
 Net deferred tax                                    $       --     $       --


The net deferred tax asset is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset. The valuation allowance increased $3,174,000 from the allowance of $3,247,000 at January 1, 1998.

The provisions for Federal income taxes differs from the amount computed by applying the statutory rate to net earnings (loss) before income taxes for each of the three years in the period ended December 31, 1998 as follows:




                                                 Amount of Tax
                                          1996       1997        1998

Computed expected tax expense (benefit)   $(5,310,000)  $ 355,000  $(3,154,000)
State taxes, net of federal benefit           (34,000)         --     (450,000)
In-process research & development
    not deductible for tax                  5,120,000          --           --
Non-recognition (recognition) of the
    benefits of operating loss carryforward
    and the related valuation allowance
    change                                    224,000    (355,000)   3,604,000
                                           $       --    $     --   $       --


At December 31, 1998, the Company had unused net operating loss carryforwards for tax and alternative minimum tax purposes of approximately $20,894,000 and $19,320,000, respectively, and unused tax credits of approximately $655,000. These operating loss carryforwards and tax credits expire in varying amounts during 1999 through 2013.

K.  RELATED PARTY TRANSACTIONS

The Company expensed $165,000, $159,000 and $63,000 during 1996, 1997 and
1998, respectively, for consulting and advisory fees paid to MMRI, Inc. which is majority owned by the Company's Chairman of the Board, David Pomerance.

The private placement transaction closing on July 29, 1998, more fully discussed in Note G, was solely subscribed to by executive officers and directors of the Company on terms negotiated by non-participating directors and executive officers with the Company's investment banker.

L.  LITIGATION

In June 1998, the Company's action against the Company's former president and chief executive officer, in the District Court of Lancaster County, Nebraska, alleging fraud, negligence and breach of fiduciary duty, as well as the defendant's counter claim for defamation seeking $280,000 in severance pay in addition to two years worth of benefits, were simultaneously resolved. The Company agreed to pay $82,000 in severance pay and $43,000 in defendant's legal expenses in the stipulation. The $125,000 settlement and the related expense has been included in general and administrative expenses reported for the year ended December 31, 1998.

In July 1997, the Company commenced a declaratory judgement action in Dakota County, Minnesota District Court seeking a declaration that the Company had properly terminated the services of an individual. The individual filed a counterclaim and demanded $200,000 in settlement of a claim alleging breach of contract, promissory estoppel and fraud. The parties are engaged in discovery and trial is presently scheduled for the second quarter of 1999. The Company is vigorously defending all claims made by the individual, and after consultation with its counsel has assessed the likelihood of an unfavorable outcome as remote.

As of the date hereof, there are no other material legal proceedings pending against the Company. In the opinion of management, the legal proceedings in which the Company is involved will not have a material effect on the Company's consolidated financial statements.

M.  STOCK BASED COMPENSATION PRO FORMA INFORMATION

Options granted to the Company's directors and employees under the 1983 and 1993 Incentive Stock Option Plans, various employment agreements, and the D&M Stock Option Plan (hereafter, the "Plans"), are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of each option granted under these Plans is at least equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation has been recognized for directors and employees under these Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net earnings
(loss) and net earnings (loss) per share would have reflected the pro forma amounts indicated below.




                                         51



                                                   1997            1998

Net earnings (loss)           As reported       $1,042,958      $(9,012,690)
                              Pro forma         $  173,536      $(9,448,792)

Net earnings (loss)           As reported       $1,042,958      $(9,080,245)
  available to common         Pro forma         $  173,536      $(9,516,248)
  shareholder

Basic and diluted earnings    As reported       $     0.06      $     (0.50)
   (loss) per share           Pro forma         $     0.01      $     (0.52)


The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. Volatility was computed based on the daily common stock high, low and close information provided by NASDAQ for the twenty days prior to the close of trading on the date of each option grant, and range from 58% - 122% for options granted during 1995, 33% - 165% for options granted during 1996, 61% - 114% for options granted during 1997 and 59% - 234% for options granted during 1998. Risk free rates of 6.5% for options granted with a ten year exercise period, and 6% for options granted with a three to five year exercise period were used for options granted during 1995 through 1997 and 5% for all options granted during 1998. The initial forfeiture rate under the 1993 ISO Plan for 1995, 1996 and 1997 was 30%, under the D&M Plan for 1995, 1996 and 1997 was 15%, and ranged between 0% and 15% for options granted in connection with continuing employment agreements. The initial forfeiture rate during 1998 under the 1993 ISO Plan was 70%, under the D&M Plan 35% and for options granted in connection with employment agreements was 100%. Valuation of 1993 ISO Plan options were reduced by 20%, and the valuation of Non-ISO Plan options were reduced by 35%, to reflect the respective transfer restrictions. The weighted average grant date fair value of options granted during 1996, 1997 and 1998, were $2.66, $2.23 and $0.41, respectively.

N.  UNAUDITED QUARTERLY INFORMATION

Quarterly operating results are summarized as follows (in thousands, except per share data):


                                    Three Months Ended (Unaudited)

1997                           March 31(1) June 30(1) September 30 December 31

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

                                      Three Months Ended (Unaudited)

1998                            March 31    June 30  September 30  December 31

Total Operating Revenues        $  6,034   $  6,327      $  8,319     $  5,149
Operating Income (Loss)           (3,015)    (2,252)           (9)      (3,777)
Net Earnings (Loss)               (2,919)    (2,199)         (100)      (3,776)
Net Earnings (Loss) Per Share       (.16)      (.12)         (.01)        (.21)
Shareholders' Equity              18,557     16,628        18,410       14,626


INDEPENDENT AUDITORS' REPORT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                                 /S/KPMG LLP
                                                                    KPMG LLP





Orlando, Florida
February 19, 1999



                              CORPORATE INFORMATION
                               Board of Directors

        David M. Pomerance                        Mitchel J. Laskey, C.P.A.
             Chairman                        President, Chief Executive Officer
Dynamic Healthcare Technologies, Inc.      Dynamic Healthcare Technologies, Inc.


       Jerry L. Carson                              Thomas J. Martinson
Executive Vice President and Chief                   Financial Officer
         President                                   Evans Enterprises
                                                   Martinson & Company, Ltd.


        Bret R. Maxwell                                 Daniel Raynor
       Managing Director                               Managing Partner
         First Analysis                               The Argentum Group


       Richard W. Truelick                                 Guy Rabbat
           President                                 Corporate Vice-President
       Truelick Associates                             Solectron Corporation

                               Executive Officers
         Mitchel J. Laskey                               Scott E. Waldrop
President and Chief Executive Officer                 Senior Vice President
              Treasurer                              Chief Operating Officer

         Michael L. Carlay                                Paul S. Glover
      Senior Vice President                          Vice President, Finance
       Sales and Marketing                 Chief Financial Officer and Secretary


                              Corporate Officers
         Steven J. Akerson                                 Brian M. Paige
Vice President, Corporate Operations               Vice President, Development


          Mary Lu Lander                                  Linda A. Moline
    Vice President, Marketing                Vice President, Consultant Services


        Michael A. Pomerance                           Frank M. Iafrato
  Area Vice President, Lab/Medical         Area Vice President, Radiology Sales
            Records Sales


         Joseph M. Johnson
Area Vice President, Pathology Sales


                                   Legal Counsel
                   Cohen, Berke, Bernstein, Brodie & Kondell, P.A.
                              2601 S. Bayshore Drive
                            Miami, Florida  33133-5460
                                   (305)854-5900
    Transfer Agent                                   Independent Auditors
Norwest Bank Minnesota, N.A.                              KPMG LLP
 161 North Concord Exchange                  111 North Orange Avenue, Suite 1600
St. Paul, Minnesota 55075                           Orlando, Florida 32801
     (612)450-4064                                       (407)423-3426



                             STOCK TRADING INFORMATION


The Common Stock of Dynamic Healthcare Technologies, Inc. is traded on the NASDAQ National Market System under the NASDAQ symbol DHTI.

                            COMMON STOCK INFORMATION

The number of stockholders of record of the Company's Common Stock was approximately 3,685 on March 10, 1998. High and low bid quotations for the Common Stock for the last eight quarters are presented below:

                                          1997               1998

 Quarter Ended                        High     Low       High     Low
 March 31                            $8.6250 $4.5000    $3.7500 $2.2500
 June 30                              7.8125  4.0625     2.5630  0.8750
 September 30                         6.0000  4.0000     2.3750  0.9380
 December 31                          6.5000  3.0630     1.1880  0.4690


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


                 ANNUAL REPORT ON FORM 10-K, WITHOUT EXHIBITS

Dynamic Healthcare Technologies, Inc.'s annual filing with the Securities and Exchange Commission (Form 10-K) is available upon request without charge to shareholders by writing to:

                                 Cynthia Sucher
                           Investor Services Department
                      Dynamic Healthcare Technologies, Inc.
                            615 Crescent Executive Court
                             Lake Mary, Florida 32746
                                  (407) 333-5300



                                   ANNUAL MEETING

The Annual Meeting of Shareholders of Dynamic Healthcare Technologies, Inc. will be held on June 10, 1999, in Lake Mary, Florida.




                            INDEPENDENT AUDITORS' CONSENT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We consent to incorporation by reference in the registration statements (No. 33 -72684, 33-72764 and 333-57713) on Form S-8 of Dynamic Healthcare Technologies, Inc. of our reports dated February 27, 1998, relating to the consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and related schedule, which reports appear in the December 31, 1998 report on Form 10-K of Dynamic Healthcare Technologies, Inc.





                                                               /S/KPMG LLP
                                                                  KPMG LLP






Orlando, Florida
March 24, 1999










