Form 10-Q
period 1999-03-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1999-04-29
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended    March 31, 1999

Commission File Number    0-12516

Dynamic Healthcare Technologies, Inc.
(Exact name of registrant as specified in its charter)

Florida                                59-3389871
(State of Incorporation)              (IRS E.I.N.)

615 Crescent Executive Court, 5th Floor, Lake Mary, FL 	32751
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

As of April 14, 1999, there were 18,432,709 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of fifteen (15) pages.

The index to exhibits appears on page fourteen (14).




                                         1



                       PART 1.    FINANCIAL INFORMATION



Item 1.	Financial Statements

        See attached statements following this item number.




                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1997 AND 1998



                                          December 31, 1998     March 31, 1999
                                                                  (Unaudited)

ASSETS
Current assets:


    Cash and cash equivalents                 $  1,962,42        $  2,336,772
    Accounts receivable, net                    6,847,498           7,636,226
    Unbilled receivables                        2,578,078           3,093,387
    Contracts receivable - current              1,150,754             144,170
    Other current assets                        1,313,364             903,662
        Total current assets                   13,852,120          14,114,217

Property and equipment, net                     5,167,436           4,845,324
Capitalized software development costs, net     9,247,578           9,418,818
Goodwill, net                                   1,663,032           1,561,145
Contracts receivable - non-current                615,645             837,839
Other assets                                       58,469              27,093
                                              $30,604,280         $30,804,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses    $  4,231,540        $  4,078,856
    Deferred revenue                            6,729,436           5,666,044
    Advance billings                            1,828,351           1,551,138
    Line of Credit                                856,000           2,000,000
    Deferred lease incentives - current           190,231             190,231
    Other                                         271,735             305,019
        Total current liabilities              14,107,293          13,791,288
Deferred lease incentives - non-current           982,862             935,544
Other                                             888,358             927,572
        Total liabilities                      15,978,513          15,654,404

Shareholders' equity:
  Series C redeemable convertible preferred
    stock ($.01 par value;issued and
    outstanding 1,000,000 shares with an
    aggregate liquidation preference of
    $2,000,000, as of December 31, 1998,
    and March 31, 1999; $.16 per share
    annual dividend).                           1,811,327           1,811,327
  Common stock ($.01 par value; authorized
    40,000,000 shares; issued and
    outstanding 18,271,251 shares as of
    December 31, 1998 and 18,420,709 shares
    as of March 31, 1999).                       182,713              184,208
  Warrants                                         3,000                3,000
  Additional paid-in capital                  44,699,416           44,784,621
  Deficit                                    (32,070,689)         (31,633,124)
        Total shareholders' equity            14,625,767           15,150,032
                                             $30,604,280         $ 30,804,436


See notes to consolidated financial statements.




                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
          Condensed Consolidated Statements of Operations
                               (Unaudited)



                                                  Three Months Ended March 31,
                                                      1998           1999
Operating revenues:


  Computer system equipment sales and support     $   684,159   $   1,505,900
  Application software licenses                       977,555       3,578,839
  Software support                                  2,970,503       2,871,958
  Services and other                                1,401,585       1,886,729
      Total operating revenues                      6,033,802       9,843,426
Costs and expenses:
  Cost of products sold                               631,956       2,150,673
  Client services expense                           2,939,347       2,230,800
  Software development costs                        1,735,612       1,644,486
  Sales and marketing                               2,697,744       2,262,768
  General and administrative                        1,043,742       1,075,440
      Total costs and expenses                      9,048,401       9,364,167
Operating income (loss)                            (3,014,599)        479,259
Other income (expense):
  Interest expense and financing costs                (13,074)        (67,384)
  Gain (loss) on disposal of property                      --         (11,382)
  Interest income                                     108,464          37,072
      Total other income (expense)                     95,390         (41,694)
Earnings (loss) before income taxes                (2,919,209)        437,565
Income taxes                                               --              --
Net earnings (loss)                               $(2,919,209)   $    437,565

Net earning (loss) available for common
    shareholders                                  $(2,919,209)   $    397,565

Earnings (loss) per common share
  Basic and diluted                               $     (0.16)   $       0.02

Weighted average number of common shares
    outstanding                                    18,028,823      18,375,978

Weighted average number of common and potential
   common shares outstanding assuming
   full dilution                                   18,028,823      18,520,442


 See notes to condensed consolidated financial statements



                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                  Three Months Ended March 31,
                                                         1998          1999

CASH FLOWS FROM OPERATING ACTIVITIES:


Net earnings (loss)                               $(2,919,209)     $  437,565
Adjustments to reconcile net earnings (loss)
     to net cash provided (used) by operating
     activities:
  Depreciation and amortization                       817,534       1,025,689
  Book value of disposed property                          --          51,142
  Employer 401(k) contributions not requiring cash         --          77,127
Changes in assets and liabilities:
  Accounts receivable                               1,106,656        (788,728)
  Unbilled receivables                               (127,270)       (515,309)
  Contracts receivable                                (962,67)        784,391
  Other                                              (110,719)        440,576
  Accounts payable and accrued expenses               101,036        (152,684)
  Deferred revenue                                 (1,141,937)     (1,063,392)
  Advance billings                                   (189,950)       (277,213)
    Net cash provided (used) by operating
        activities                                 (1,501,192)         19,164

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs             (941,023)       (643,602)
  Purchases of property and equipment                (538,968)        (74,578)
    Net cash used in investing activities          (1,194,851)       (718,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit, net        --       1,144,000
  Borrowings (repayments) under notes payable              --         (50,629)
  Proceeds from issuance of common stock               53,338          49,572
  Payment of preferred stock dividends                     --         (40,000)
  Borrowings (repayments) on long-term debt and
      capital lease obligations                       (61,215)        (36,603)
  Other                                                (7,022)          7,022
    Net cash provided (used) by financing activities  (14,899)      1,073,362

Net increase (decrease) in cash and cash equivalents(2,996,082)       374,346
Cash and cash equivalents, beginning of period       6,465,685      1,962,426
Cash and cash equivalents, end of period           $ 3,469,603     $2,336,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                    $     13,04     $   36,683


See notes to condensed consolidated financial statements.



                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1999


(A)	Unaudited Financial Statements:

The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(B) Line of Credit:

The Company's borrowing capacity under the Revolving Line of Credit Agreement with Silicon Valley Bank, a commercial bank ("Bank"), has been expanded and the effective interest rate of the Line of Credit has been reduced. As a result of the Company's compliance with a minimum quick ratio (as defined) of 1.25 to 1, and maintaining profitable quarterly operations in excess of any increase in the carrying value of capitalized software development costs during 1999, the Company's borrowing capacity was increased to the lesser of $5,000,000 or 70% of qualified receivables, and the interest rate was decreased to the Bank's prime rate plus one percent (9.0% on March 31, 1999). As of March 31, 1999, borrowings against this Line of Credit were $2,000,000, and borrowings available under the Line of Credit were $4,069,000. Future borrowing capacity is contingent on the Company's continued compliance with profitable quarterly operations and the quick ratio requirement. The Line of Credit is secured by all existing Company assets and matures on July 23, 1999.



Item 2.	Management's discussion and analysis of financial condition and results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") develops, markets and supports a broad product line of information system solutions for radiology, anatomic pathology, clinical laboratory and electronic health record applications. Dynamic's products are designed to enhance productivity, reduce costs and improve the quality of patient care by providing electronic storage and on-line access to patient information previously maintained on a variety of media. The Company provides a full range of professional consulting services including project management, implementation, planning and support, custom software and interface development and modifications, and system integration. Dynamic provides support services including 24-hour telephone support, and software maintenance and enhancements.

Dynamic currently serves approximately 600 customers, most of which are located in the United States. Key customers include the UCLA Medical Center, Methodist Hospital of Memphis, Orlando Regional Health Systems, Ohio State University Hospital, University of Pittsburgh, Temple University Hospital, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and UniHealth.

During 1997, the Company introduced new technology product releases in virtually every market segment in which the Company competes. Well-publicized healthcare information technology industry research indicates that sales cycles for these products typically range from 6-18 months in duration. The disruption of in-process sales cycles by the new products introduction in 1997 significantly impacted the Company's new system revenue for 1998. During 1998, operations focused on perfecting the initial installations of the products introduced in 1997, which further impacted revenue recognition in 1998. However, during the fourth quarter of 1998, the Company realized record new system sales bookings of $7.5 million and began 1999 with the highest new systems backlog in the Company's history of more than $13.8 million. This together with more than $14.2 million in annualized customer support revenue under contract positioned Dynamic to enter 1999 with a total revenue backlog of $28 million, also the highest in the Company's history.

In addition, during 1998 the Company reengineered its internal process of development, customer support and product installations. This reengineering resulted in the consolidation of three facilities into the Lake Mary headquarters, a common structure to the Company's product line which permits a higher level of cross utilization of technical professionals for development, support and installation services, and is expected to provide significant anticipated future cost efficiencies. Base quarterly operating expenses, defined as total operating expenses less the cost of products sold, sales commissions and customer billable expenses, has been reduced to a budgeted amount of approximately $6.4 million for the first quarter of 1999 compared to $8.1 million in the first quarter of 1998.

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

Cost of products sold includes the cost of hardware sold, costs of third party software licenses and hardware support subcontracts. Client service expense includes the direct and indirect costs associated with implementation and support personnel. Software development costs include the direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and software amortization expense, reduced by capitalized software development costs. Software development is expensed until such time as technological feasibility is established and then is capitalized in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Sales and marketing costs include direct and indirect salaries, commissions, joint marketing costs, advertising, trade show costs, user group costs and travel and entertainment expenses related to the sale and marketing of the Company's products and services. General and administrative expenses include salaries and expenses for corporate administration, financial, legal and human resources.

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

The following table sets forth, for the three month periods ended
March 31, 1998 and 1999, certain items in the Company's statements of operations as a percentage of total operating revenues:


                                                Three Months Ended March 31,
                                                      1998             1999
Operating revenues:


  Computer system equipment sales and support         11.4 %            15.3 %
   Application software licenses                      16.2 %            36.4 %
   Software support                                   49.2 %            29.2 %
   Services and other                                 23.2 %            19.1 %

      Total revenues                                 100.0 %           100.0 %

Operating expenses:
   Cost of products sold                              10.5 %            21.8 %
   Client services expense                            48.7 %            22.7 %
   Software development costs                         28.8 %            16.7 %
   Sales and marketing                                44.7 %            23.0 %
   General and administrative                         17.3 %            10.9 %

      Total operating expenses                       150.0 %            95.1 %

Operating income (loss)                              (50.0)%             4.9 %
Other income (expense)                                 1.6 %            (0.4)%

Net earnings (loss)                                  (48.4)%             4.5 %



Results of Operations

(Three months ended March 31, 1999 compared to three months ended March 31,
1998)

Revenues. During the quarter ended March 31, 1999 the Company reported revenues of $9,843,000 an increase of $3,809,000 from revenues for the same period 1998. This revenue increase includes an increase in virtually every product line of the Company. The Company's radiology revenues increased by $2,179,000 from $1,002,000 recognized during the first quarter of 1998 to $3,181,000 recognized during the first quarter of 1999. Pathology revenues for the first quarter of 1999 increased $1,114,000 to $3,531,000 from $2,417,000 during the same period of 1998. The RecordsPlus product line, and laboratory information system and other revenues for the first quarter of 1999 also increased by $164,000 and $353,000, respectively, as compared to similar revenues for the first quarter of 1998. As previously mentioned, during 1997 the Company introduced new technology product releases in virtually every market segment in which the Company competes. Lengthy initial sales cycles significantly impacted 1998 performance, while record fourth quarter 1998 sales bookings, and the resulting record high new systems backlog as of December 31, 1998, resulted in increased system implementations during the first quarter of 1999.

Computer system equipment sales and support revenues increased by $822,000 to 15.3% of total revenues for the first quarter of 1999, compared to 11.4% for the first quarter of 1998. Management attributes the increase to the increased implementation of new system sales and does expect a higher involvement in the delivery of computer hardware to customers in connection with the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the first quarter of 1999, increased by $2,601,000 over the same period a year ago, from $978,000 to $3,579,000, and similarly service and other revenues increased by $485,000 to $1,887,000 from $1,402,000. These increases principally result from the increased implementation of new system sales reported during the fourth quarter of 1998.

Software support revenues decreased by $99,000 to $2,872,000 for the first quarter of 1999, compared to $2,971,000 for the same period one year ago. As of March 31, 1999, the recurring annualized billable support base was $12.0 million. An additional $2.5 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the first quarter of 1999 increased to 21.8% from 10.5 % for the same period 1998. Hardware and application software license revenues during the first quarter 1999 similarly increased to 51.7% from 27.6% of total revenues for the first quarter 1998, due to the significant increase in new system implementations.

Client Services Expense. Client services expense for the first quarter 1999 decreased $708,000 to $2,231,000 from $2,939,000 for the first quarter 1998, decreasing as a percentage of sales from 48.7% to 22.7%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions.

Software Development Costs. Software development costs for the first quarter 1999 decreased to 16.7% of total operating revenues from 28.8% incurred during the first quarter 1998. The $91,000 decrease in software development expense reported for the first quarter of 1999 of $1,645,000, compared to $1,736,000 reported for the first quarter of 1998, was despite a $297,000 reduction in capitalized software development costs. In addition, software amortization increased during the first quarter of 1999 to $472,000 from $415,000 amortized during the first quarter of 1998. These changes combined for a real reduction in total software departmental costs incurred during the first quarter of 1999 of $445,000, as compared to the departmental costs incurred during the first quarter of 1998. Although development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product, this reduction in the level of investment in new product development reflects the relatively recent wholesale product line introductions made by the Company.

Sales and Marketing. Sales and marketing costs for the first quarter 1999 as a percentage of total revenues, decreased to 23.0% from 44.7% for the same period of 1998. This decrease of $435,000 from $2,698,000 to $2,263,000 in sales and marketing expenses is despite an increase in sales commissions incurred for the first quarter of 1999 of $394,000, from $223,000 incurred during the first quarter of 1998 to $617,000 incurred during the first quarter of 1999, resulting from increased sales closings. This translates to a base sales and marketing cost reduction of approximately $829,000, attributed to the sales realignment program undertaken in 1998, in connection with the Company's cost reduction plan.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1999 increased by $32,000, but decreased to 10.9% of total revenues from 17.3% incurred during the first quarter of 1998. The increased expenses include $180,000 in amounts accrued under the Company's Management
Incentive Compensation Plan ("MIC Plan").   The Company did not pay any MIC Plan
compensation for 1998.

Other Income (Expense). The Company incurred $42,000 of net other expense for the first quarter of 1999 compared to $95,000 of net other income reported for the first quarter of 1998. Net interest income and expense declined by $125,000 principally due to the cash used by operating and investing activities during 1998.

Liquidity and Capital Resources

As of March 31, 1999 the Company had cash equivalents of $2,337,000, line of credit draws of $2,000,000, working capital of $323,000, and a working capital ratio of 1.02 to 1.

Accounts receivable as of March 31, 1999 increased by $789,000 and unbilled receivables increased by $515,000 from similar account balances on December 31, 1998, principally as a result of the increased new system installations in progress.

Contracts receivable as of March 31, 1999 decreased by $784,000 to $982,000 as compared to the balance of $1,766,000 on December 31, 1998. The Company collected the final $1,000,000 installment due under the Sunquest Agreement during the first quarter of 1999. The remaining change in contracts receivable results from scheduled collections on monthly installment receivables from radiology information system customers.

During the first quarter 1999 the Company capitalized $644,000 of software development costs and purchased $75,000 of additional property and equipment. Development efforts during the first quarter of 1999 included enhancements to the Company's existing product line and advancement of SurgiPlus.



Property purchases were made primarily for property and equipment at similar levels during 1999.

Accounts payable and accrued expenses decreased $153,000 to $4,079,000 as of March 31, 1999 from $4,232,000 as of December 31, 1998. In connection with completing the Company's cost reduction plan in 1998, accrued severance and termination costs were incurred at December 31, 1998.

Deferred revenue as of March 31, 1999 decreased by $1,063,000 to $5,666,000 from $6,729,000 reported as of December 31, 1998. The Company has a concentration of calendar year annual customer support contracts with January 1 and July 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.

Advanced billings as of March 31, 1999 declined by $277,000 to $1,551,000 from the 1998 year end balance of $1,828,000. During the fourth quarter, during which the Company reported its highest ever sales bookings quarter, significant customer deposits were received.

As a result of the Company's return to profitability, the existing line of credit with Silicon Valley Bank now increases the availability to the lessor of $5,000,000 or 70% of qualified accounts receivable, as defined ($4,069,000 as of March 31, 1999). The Company is currently pursuing and expects to receive an extension of the termination date of the line of credit to one year from the date of approval.

During the first quarter of 1999 the Company received $50,000 in proceeds from the exercise of director and employee options.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The Company's ability to meet its future working capital requirements is dependent on the Company's ability to maintain profitable operations or to obtain suitable additional financing.




Inflation and Changing Prices

The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.

Forward-Looking Statements

This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.




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





                                 DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 (Registrant)





Date:        April 28, 1999      /S/MITCHEL J. LASKEY
                                 Mitchel J. Laskey
                                 President, CEO and Treasurer



Date:         April 28, 1999      /S/PAUL S. GLOVER
                                  Paul S. Glover
                                  Vice President of Finance,
                                  CFO and Secretary



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




                                    FORM 10-Q
                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                   Exhibit 11


        Computation of Weighted Average Number of Shares Outstanding and
                                Earnings Per Share



                                                  Three Months Ended March 31,
                                                           (Unaudited)
                                                          1997          1998

Earnings (loss) available for common shareholders:


     Net earnings (loss)                             $(2,919,209) $    437,565

Common and common equivalent shares outstanding

Basic:

Weighted average number of common shares outstanding  18,028,823    18,375,978


Diluted:

Weighted average number of  common shares outstanding 18,028,823    18,375,978

Dilutive effect of options and warrants average market
  price                                                       --       144,464

Weighted average number of common and common
  equivalent shares
     Outstanding assuming full dilution               18,028,823     18,520,44

Earnings (loss) per share basic and diluted          $     (0.16)  $      0.02


10q399.doc





