Form 10-Q
period 1999-06-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1999-07-15
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended               June 30, 1999

Commission File Number                   0-12516

Dynamic Healthcare Technologies, Inc.
Exact name of registrant as specified in its charter)

Florida                       59-3389871
(State of Incorporation)     (IRS E.I.N.)

615 Crescent Executive Court, , Fifth Floor, Lake Mary, Florida  32751
(Address of principal executive offices)                      (ZIP Code)

(407)333-5300
(Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No

As of July 12, 1999, there were 18,550,699 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

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


                                              December 31, 1998  June 30, 1999
ASSETS                                                           (Unaudited)
Current assets:

  Cash and cash equivalents                        $  1,962,426  $  1,842,319
  Accounts receivable, net                            6,847,498     8,727,717
  Unbilled receivables                                2,578,078     3,633,088
  Contracts receivable - current                      1,150,754       184,745
  Other current assets                                1,313,364       676,113
    Total current assets                             13,852,120    15,063,982

Property and equipment, net                           5,167,436     4,595,787
Capitalized software development costs, net           9,247,578     9,565,921
Goodwill, net                                         1,663,032     1,459,258
Contracts receivable - non-current                      615,645       775,761
Other assets                                             58,469        24,757
                                                   $ 30,604,280  $ 31,485,466
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses            $  4,231,540  $  4,391,761
  Deferred revenue                                    6,729,436     5,890,730
  Advance billings                                    1,828,351     1,203,115
  Line of Credit                                        856,000     2,000,000
  Deferred lease incentives - current                   190,231       190,231
  Other                                                 271,735       287,215
    Total current liabilities                        14,107,293    13,963,052
Deferred lease incentives - non-current                 982,862       887,747
Other                                                   888,358       869,344
    Total liabilities                                15,978,513    15,720,143

Shareholders' equity:
  Series C redeemable convertible preferred stock
   ($.01 par value; issued and outstanding
   1,000,000 shares with an aggregate
   liquidation preference of $2,000,000, as
   of December 31, 1998, and June 30, 1999;
   $.16 per share annual dividend).                   1,811,327     1,811,327
  Common stock ($.01 par value; authorized
   40,000,000 shares; issued and outstanding
   18,271,251 shares as of December 31, 1998 and
   18,480,685 shares as of June 30, 1999).              182,713       184,807
  Warrants                                                3,000         3,000
  Additional paid-in capital                         44,699,416    44,850,172
  Deficit                                           (32,070,689)  (31,083,983)
    Total shareholders' equity                       14,625,767    15,765,323
                                                   $ 30,604,280  $ 31,485,466

See notes to condensed consolidated financial statements.




                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                    (Unaudited)

                                      Three Months Ended   Six Months Ended
                                            June 30,             June 30
                                      1998      1999       1998        1999
Operating revenues:
  Computer system equipment sales

    sales and support           $  727,616 $ 1,668,820 $ 1,411,775 $ 3,174,720
  Application software
    licenses                     1,117,011   2,784,843   2,094,566    6,363,682
  Software support               2,950,826   2,981,200   5,921,329    5,853,158
  Services and other             1,531,258   2,490,233   2,932,843    4,376,963
      Total operating revenues   6,326,711   9,925,096  12,360,513   19,768,523
Costs and expenses:
  Cost of products sold            793,692   2,311,397   1,425,648    4,462,070
  Client services expense        2,723,395   2,584,280   5,662,742    4,815,080
  Software development costs     1,350,367   1,601,495   3,085,979    3,245,981
  Sales and marketing            2,574,091   1,803,343   5,271,835    4,066,111
  General and administrative     1,137,253   1,015,094   2,180,995    2,090,535
      Total costs and expenses   8,578,798   9,315,609  17,627,199   18,679,777
      Operating income (loss)   (2,252,087)    609,487  (5,266,686)   1,088,746
Other income (expense):
  Interest expense and financing
    costs                          (11,722)    (81,158)    (24,796)    (148,542)
  Interest income and other         64,733      20,812     173,197       46,502
      Total other income (expense)  53,011     (60,346)    148,401     (102,040)
Earnings (loss) before
 income taxes                   (2,199,076)    549,141  (5,118,285)     986,706
Income taxes                             -           -           -            -
Net earnings (loss)            $(2,199,076) $  549,141 $(5,118,285) $   986,706

Net earnings (loss) available
 for common shareholders       $(2,199,076) $  509,141 $(5,118,285) $   906,706

Weighted average number of
 common shares outstanding      18,035,604  18,457,709  18,032,232   18,417,069

Weighted average number of
 common and potential common
 shares outstanding assuming
 full dilution                  18,035,604  19,030,720  18,032,232   18,786,373

Earnings (loss) per common
 share basic and diluted      $      (0.12) $     0.03 $     (0.28) $      0.05

See notes to condensed consolidated financial statements.




                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                  Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     Six Months Ended  June 30,
                                                       1998             1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                  $(5,118,285)   $986,706
Adjustments to reconcile net earnings (loss)
 to net cash provided (used) by operating
 activities:
    Depreciation and amortization                      1,574,441   1,742,320
    Noncash issuance of common stock pursuant to
     employee benefit plan                               189,123     199,975
    Book value of disposed property                       31,789           -
Changes in assets and liabilities:
    Accounts receivable                                 (167,078) (1,880,219)
    Unbilled receivables                                 496,860  (1,055,010)
    Contracts  receivable                              1,055,677     805,893
    Other                                               (327,708)    670,963
    Accounts payable and accrued expenses                291,622     160,221
    Deferred revenue                                    (824,084)   (838,706)
    Advance billings                                     (30,798)   (625,236)
      Net cash provided (used) by operating
       activities                                     (2,828,441)    166,907

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalized software development costs            (1,786,913) (1,296,661)
    Purchases of property and equipment               (  627,948)    (83,693)
      Net cash used in investing activities           (2,414,861) (1,380,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock               134,371      32,875
    Payment of preferred stock dividends                       -     (80,000)
    Borrowings/(repayments) on line of credit                  -   1,144,000
    Borrowings/(repayments) on long-term debt and
     capital lease obligations                          (123,710)     (3,535)
    Other                                                (14,043)          -
      Net cash provided (used) by financing activities    (3,382)  1,163,190

Net (decrease) in cash and cash equivalents           (5,246,684)   (120,107)
Cash and cash equivalents, beginning of period         6,465,685   1,962,426
Cash and cash equivalents, end of period             $ 1,219,001  $1,842,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                    $    24,796  $   82,367
    Income taxes paid/(received)                     $         -  $        -

See notes to condensed consolidated financial statements.




                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1999

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

(B)     Line of Credit:

The Company's Revolving Line of Credit Agreement with Silicon Valley Bank, a commercial bank ("Bank"), has been modified to reduce the effective interest rate and has been extended through April 23, 2000. As a result of the Company's compliance with a minimum quick ratio (as defined) of 1.25 to 1, and maintaining profitable quarterly operations in excess of any increase in the carrying value of capitalized software development costs for two consecutive quarters during 1999, the Company's interest rate was decreased to the Bank's prime rate (7.75% on June 30, 1999). As of June 30, 1999, borrowings against this Line of Credit were $2,000,000, and borrowings available under the Line of Credit were $5,000,000. Future borrowing capacity is contingent on the Company's continued compliance with profitable quarterly operations and the quick ratio requirement. The Line of Credit is secured by all existing Company assets.





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

In addition, during 1998 the Company reengineered its internal process of development, customer support and product installations. This reengineering resulted in the consolidation of three facilities into the Lake Mary headquarters, a common structure to the Company's product line which permits a higher level of cross utilization of technical professionals for development, support and installation services, and is expected to provide significant anticipated future cost efficiencies. Base quarterly operating expenses, defined as total operating expenses less the cost of products sold, sales commissions and customer billable expenses, has been reduced to approximately $6.4 million for the second quarter of 1999 compared to $8.1 million in the first quarter of 1998.

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

The following table sets forth, for the three and six month periods ended June 30, 1998 and 1999, certain items in the Company's statements of operations as a percentage of total operating revenues:


                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          1998      1999       1998       1999
Operating revenues:
  Computer system equipment
   sales and support                      11.5 %    16.8 %     11.4 %    16.1 %
  Application software licenses           17.7 %    28.1 %     17.0 %    32.2 %
  Software support                        46.6 %    30.0 %     47.9 %    29.6 %
  Services and other                      24.2 %    25.1 %     23.7 %    22.1 %
    Total revenues                       100.0 %   100.0 %    100.0 %   100.0 %

Operating expenses:
  Cost of products sold                   12.5 %    23.4 %     11.5 %    22.6 %
  Client services expense                 43.0 %    26.0 %     45.8 %    24.5 %
  Software development costs              21.3 %    16.1 %     25.0 %    16.5 %
  Sales and marketing costs               40.7 %    18.2 %     42.7 %    20.3 %
  General and administrative expense      18.0 %    10.2 %     17.6 %    10.6 %
    Total operating expenses             135.5 %    93.9 %    142.6 %    94.5 %

Operating income (loss)                  (35.5)%     6.1 %    (42.6)%     5.5 %
Other income (expense)                     0.8 %     (.6)%      1.2 %     (.5)%
Net earnings (loss)                      (34.7)%     5.5 %    (41.4)%     5.0 %


Results of Operations

(Three months ended June 30, 1999 compared to three months ended June 30, 1998)

Revenues. During the quarter ended June 30, 1999 the Company reported revenues of $9,925,000 an increase of $3,598,000 from revenues for the same period 1998. The Company's radiology system revenues increased by $1,471,000, from $1,134,000 recognized during the second quarter of 1998 to $2,605,000 recognized during the second quarter of 1999. Pathology revenues for the second quarter of 1999 increased by $1,832,000 to $4,277,000 from $2,445,000 during the same period of 1998. Similarly, laboratory information system revenues for the second quarter of 1999 also increased by $440,000 to $2,192,000 from $1,752,000 during the second quarter of 1998. As previously mentioned, during 1997 the Company introduced new technology product releases in virtually every market segment in which the Company competes. Lengthy initial sales cycles significantly impacted 1998 performance, while record fourth quarter 1998 sales bookings, and the resulting record high new systems backlog as of December 31, 1998, resulted in increased system implementations during the second quarter of 1999. Although the Records Plus product line revenues decreased by $126,000 from $874,000 reported for the second quarter of 1998 to $748,000 for the second quarter of 1999, third party hardware deliveries for the product line declined by $282,000 and software application license revenues increased by $148,000. Emergence of the Records Plus product line is expected to be delayed as customers focus on
Year 2000 remediation efforts.   In summary, the Company's recent new system





sales success and increased system implementations resulted in an increase in system implementation and service revenues during the second quarter of 1999 of $3,568,000, or a more than 105% increase from $3,376,000 during the second quarter of 1998 to $6,944,000.

Computer system equipment sales and support revenues increased by $941,000 to 16.8% of total revenues for the second quarter of 1999, compared to 11.5% for the second quarter of 1998. Management attributes the increase to the increased implementation of new system sales and does expect a higher involvement in the delivery of computer hardware to customers in connection with the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the second quarter of 1999, increased by $1,668,000 over the same period a year ago, from $1,117,000 to $2,785,000, and similarly service and other revenues increased by $959,000 to $2,490,000 from $1,531,000. These increases principally result from the increased implementation of new system sales.

Software support revenues modestly increased by $30,000 to $2,981,000 for the second quarter of 1999, compared to $2,951,000 for the same period one year ago. As of June 30, 1999, the recurring annualized billable support base was $12.2 million. An additional $2.5 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the second quarter of 1999 increased to 23.4% from 12.5 % for the same period in 1998. Hardware and application software license revenues during the second quarter 1999 similarly increased to 44.9% from 29.2% of total revenues for the first quarter 1998, due to the significant increase in new system implementations.

Client Services Expense. Client services expense for the second quarter 1999 decreased $139,000 to $2,584,000 from $2,723,000 for the second quarter 1998, decreasing as a percentage of sales from 43.0% to 26.0%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions.

Software Development Costs. Software development costs for the second quarter 1999 decreased to 16.1% of total operating revenues from 21.3% incurred during the second quarter 1998. The $251,000 increase in software development expense reported for the second quarter of 1999 of $1,601,000, compared to $1,350,000 reported for the second quarter of 1998, resulted from a $193,000 reduction in capitalized software development costs, and an increase in software amortization during the second quarter of 1999 of $120,000 to $506,000 from $386,000 amortized during the second quarter of 1998. These changes combined for a real reduction in total software departmental costs incurred during the second quarter of 1999 of $62,000, as compared to the departmental costs incurred during the second quarter of 1998. Although development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product, this reduction in the level of investment in new product development reflects the relatively recent wholesale product line introductions made by the Company.

Sales and Marketing. Sales and marketing costs for the second quarter 1999 as a percentage of total revenues, decreased to 18.2% from 40.7% for the same period of 1998. This decrease of $771,000 from $2,574,000 to $1,803,000 in sales and marketing expenses is despite an increase in sales commissions incurred for the second quarter of 1999 of $156,000, from $255,000 incurred during the second quarter of 1998 to $411,000 incurred during the second quarter of 1999, resulting from increased sales closings. This translates to a base sales and marketing cost reduction of approximately $927,000, attributed to the sales realignment program undertaken in 1998, in connection with the Company's cost reduction plan.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1999 decreased by $122,000 and decreased to 10.2% of total revenues from 18.0% incurred during the second quarter of 1998. This decrease was despite an increase of $100,000 in amounts accrued under the Company's
Management Incentive Compensation Plan ("MIC Plan").   The Company did not pay
any MIC Plan compensation for 1998.

Other Income (Expense). The Company incurred $60,000 of net other expense for the second quarter of 1999 compared to $53,000 of net other income reported for the second quarter of 1998. Net interest income/expense decreased by $113,000 principally due to the cash used by operating and investing activities during 1998.





(Six months ended June 30, 1999 compared to six months ended June 30, 1998)

Revenues. During the six months ended June 30, 1999 the Company reported revenues of $19,769,000 an increase of $7,408,000 or 60% from revenues of $12,361,000 for the same period 1998. The Company's radiology system revenues increased by $3,650,000, from $2,135,000 recognized during the first six months of 1998 to $5,786,000 recognized during the first six months of 1999. Pathology revenues for the six months ended June 30, 1999 increased by $2,946,000 to $7,808,000 from $4,862,000 during the same period of 1998.
Similarly, laboratory information system revenues for the six months ended June 30, 1999 also increased by $941,000 to $4,532,000 from $3,591,000 during the first six months of 1998. Revenues from the Records Plus product line increased nominally by $37,000 from $1,455,000 to $1,492,000, comparing the six months
ended 1998 to the same period of 1999, respectively.   As previously mentioned,
during 1997 the Company introduced new technology product releases in virtually every market segment in which the Company competes. Lengthy initial sales cycles significantly impacted 1998 performance, while record fourth quarter 1998 sales bookings, and the resulting record high new systems backlog as of December 31, 1998, resulted in increased system implementations during the first six months of 1999. In summary, the Company's recent new system sales success and increased system implementations resulted in a substantial increase in system implementation and service revenues during the six months ended June 30, 1999 compared to the same period a year ago.

Computer system equipment sales and support revenues increased by $1,763,000 to 16.1% of total revenues for the six months ended June 30, 1999 compared to 11.4% for the six months ended June 30, 1998. Management attributes the increase to the increased implementation of new system sales and does expect a higher involvement in the delivery of computer hardware to customers in connection with the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the six months ended June 30, 1999, increased by $4,269,000 over the same period a year ago, from $2,095,000 to $6,364,000, and similarly service and other revenues increased by $1,444,000 to $4,377,000 from $2,933,000. These increases principally result from the increased implementation of new system sales.

Software support revenues modestly decreased by $68,000 to $5,853,000 for the six months ended June 30, 1999, compared to $5,921,000 for the same period one year ago. During 1998 the Company announced the discontinuance of support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to continue to grow with the implementation of new system sales. As of June 30, 1999, the recurring annualized billable support base was $12.2 million, and an additional $2.5 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the six months ended June 30, 1999 increased to 22.6% from 11.5 % for the same period 1998. Hardware and application software license revenues during the first six months of 1999 similarly increased to 48.3% from 28.4% of total revenues for the first six months of 1998, due to the significant increase in new system implementations.

Client Services Expense. Client services expense for the six months ended June 30, 1999 decreased $848,000 to $4,815,000 from $5,663,000 for the six months ended June 30, 1998, decreasing as a percentage of sales from 45.8% to 24.5%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions.

Software Development Costs. Software development costs for the six months ended June 30, 1999 decreased to 16.5% of total operating revenues from 25.0% incurred during the six months ended June 30, 1998. The $160,000 increase in software development expense reported for the six months ended June 30, 1999 of $3,246,000, compared to $3,086,000 reported for the six months ended June 30, 1998, resulted from a variety of impacts. First a $490,000 reduction in capitalized software development costs from $1,787,000 capitalized during the six months ended June 30, 1998 to $1,297,000 capitalized during the six months ended June 30, 1999 increased the expense. In addition, software amortization during the six months ended June 30, 1999 of $978,000 increased by $177,000 compared to the $801,000 amortized during the six months ended June 30, 1998, also increasing the expense. However, a real reduction in total software departmental costs incurred during the six months ended June 30, 1999 of $507,000, as compared to the departmental costs incurred during the six months ended June 30, 1998 minimized the net increase. Although development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product, this reduction in the level of investment in new product development reflects the relatively recent wholesale product line introductions made by the Company.




Sales and Marketing. Sales and marketing costs for the six months ended June 30, 1999 as a percentage of total revenues, decreased to 20.3% from 42.7% for the same period of 1998. This decrease of $1,206,000 from $5,272,000 to $4,066,000 in sales and marketing expenses is despite an increase in sales commissions incurred for the first six months of 1999 of $550,000 from $478,000 incurred during the six months ended June 30, 1998 to $1,028,000 incurred during the six months ended June 30, 1999, resulting from increased sales closings. This translates to a base sales and marketing cost reduction of approximately $1,756,000, attributed to the sales realignment program undertaken in 1998, in connection with the Company's cost reduction plan.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1999 decreased by $90,000 and decreased to 10.6% of total revenues from 17.6% incurred during the six months ended June 30, 1998. This decrease was despite an increase of $280,000 in amounts accrued under the
Company's Management Incentive Compensation Plan ("MIC Plan").   The Company did
not pay any MIC Plan compensation for 1998.

Other Income (Expense). The Company incurred $102,000 of net other expense for the six months ended June 30, 1999 compared to $148,000 of net other income reported for the six months ended June 30, 1998. Net interest income/expense decreased by $250,000 principally due to the cash used by operating and investing activities during 1998.


Liquidity and Capital Resources

As of June 30, 1999 the Company had cash equivalents of $1,842,000, line of credit draws of $2,000,000, working capital of $1,101,000, and a working capital ratio of 1.08 to 1.

Accounts receivable as of June 30, 1999 increased by $1,880,000 and unbilled receivables increased by $1,055,000 from similar account balances on December 31, 1998, principally as a result of the increased new system installations in progress.

Contracts receivable as of June 30, 1999 decreased by $805,000 to $961,000 as compared to the balance of $1,766,000 on December 31, 1998. The Company collected the final $1,000,000 installment due under the Sunquest Agreement during the first quarter of 1999. The remaining change in contracts receivable results from scheduled collections on monthly installment receivables from radiology information system customers.

During the first half of fiscal 1999 the Company capitalized $1,297,000 of software development costs and purchased $84,000 of additional property and equipment. Development efforts during the first half of 1999 included enhancements to the Company's existing product line and advancement of SurgiPlus. No significant property purchases are currently planned.

Deferred revenue as of June 30, 1999 decreased by $838,000 to $5,891,000 from $6,729,000 reported as of December 31, 1998. The Company has a concentration of calendar year annual customer support contracts with January 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.

Advanced billings as of June 30, 1999 declined by $625,000 to $1,203,000 from the 1998 year end balance of $1,828,000. During the fourth quarter, during which the Company reported its highest ever sales bookings quarter, significant customer deposits were received.

As a result of the Company's reporting two consecutive quarters of profitability in 1999, the interest rate on the existing line of credit with Silicon Valley Bank has been reduced to the bank's prime rate (7.75% on June 30, 1999). As of June 30, 1999 borrowings against the line were $2,000,000, and borrowings available under the line were $5,000,000. Future borrowing capacity is contingent on the Company's continued compliance with profitable quarterly operations and the quick ratio requirement.

During the second quarter of 1999 the Company received $22,725 in proceeds from the exercise of director and employee options.

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

The Company's internally used computer equipment, software and devices with embedded technology-including both information systems and non-information systems (together, "Internal Use Systems")-may fail to operate properly or as expected due to Year 2000. In addition, computer software products sold, marketed, and supported by the Company ("Company Software Products") and the products of third parties that are distributed by the Company or others and are necessary for operation of Company Software Products ("Third Party Products"), may fail to operate properly or as expected due to Year 2000 issues.

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

The Company estimates that as of June 30, 1999 it had completed approximately 90% of the deployment efforts relating to Year 2000 versions of all Company Software Products. The projects comprising the remaining 10% of these efforts are in process and are expected to be substantially completed during the third quarter of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000. Management believes that all of the current releases of the Company Software Products are Year 200 complaint.

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

Management presently believes that Year 2000 Issues will not pose significant operational problems for the Company.

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

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities and Use of Proceeds
             None

Item 3.      Defaults Upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Securities Holders

             The Company's Annual Meeting of Shareholders was held on June 10, 1999, in Maitland, Florida. Six directors were elected to the Company's Board. A listing of those directors follows:


                          Number of Votes Received

Name and Principal Occupation      For       Against/   Abstentions    Broker
                                            Withheld                  non-votes

Jerry L. Carson                  14,516,498  1,712,129       0            0
Executive Vice President, CFO
Evans Enterprises

Mitchel J. Laskey                14,787,214  1,431,413       0            0
President and CEO
Dynamic Healthcare Technologies, Inc.

Thomas J. Martinson              14,516,427  1,712,200       0            0
President
Martinson & Company, Ltd.

Bret Maxwell                     15,063,643  1,164,984       0            0
Vice Chairman
First Analysis Corporation

David M. Pomerance               15,006,029  1,222,598       0            0
President
MMRI, Inc.

Daniel Raynor                    15,081,053  1,147,574       0            0
Managing Partner
The Argentum Group


Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             (a)     Exhibits:

             Exhibit 11:  Statement Regarding Computation of Per Share Earnings.

             (b)     Reports on Form 8-K:

             A Form 8-K, dated June 16,1999, was filed by the Registrant during the quarter ended June 30, 1999 reporting the dismissal of KPMG LLP and the engagement of BDO Seidman, LLP as the Registrant's independent accountant.





                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                    (Registrant)





Date:  July 15, 1999                 /S/MITCHEL J. LASKEY
                                     Mitchel J. Laskey
                                     President, CEO and Treasurer



Date:  July 15, 1999                 /S/PAUL S. GLOVER
                                     Paul S. Glover
                                     Vice President of Finance,
                                     CFO and Secretary





                                FORM 10-Q
                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            Index to Exhibits


Description of Exhibit                                        Page Number

Exhibit 11:  Statement regarding computation of per               17
             share earnings





                                FORM 10-Q
                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                Exhibit 11

       Computation of Weighted Average Number of Shares Outstanding and
                            Per Share Earnings

                                  Three Months Ended         Six Months Ended
                                  June 30, (Unaudited)     June 30, (Unaudited)
                                    1998       1999         1998          1999

Earnings (loss) available for
  common shareholders

Net earnings (loss)            $ (2,199,076)$  549,141 $ (5,118,285) $   986,706

Preferred dividends                      --     40,000           --       80,000

Earnings (loss) available
  for common shareholders      $ (2,199,076)$  509,141 $ (5,118,285)$    906,706

Common and common equivalent
  shares outstanding

Basic:

   Weighted average number
    of common shares
    outstanding                  18,035,604  18,457,709  18,032,232   18,417,069

Diluted:

   Weighted average number
    of common shares
    outstanding                  18,035,604  18,457,709  18,032,232   18,417,069

   Dilutive effect of options
    and warrants using average
    market price                         --     573,011          --      369,304

   Weighted average number of
     common and common
     equivalent shares outstanding
     assuming full dilution      18,035,604  19,030,720   18,032,232  18,786,373

Basic earnings (loss) per share $     (0.12)$      0.03  $     (0.28)$      0.05

Diluted earnings (loss) per
 share                          $     (0.12)$      0.03  $     (0.28)$      0.05




