Form 10-Q
period 1999-09-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 1999-11-12
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No

As of October 18, 1999, there were 18,785,546 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of  twenty (20) pages.

The index to exhibits appears on page seventeen (18).




                                            1




                          PART 1.    FINANCIAL INFORMATION



Item 1.    Financial Statements

           See attached statements following this item number.




                          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                Condensed Balance Sheets


                                           December 31, 1998  September 30, 1999
                                                                  (Unaudited)

ASSETS
Current assets:

  Cash and cash equivalents                $ 1,962,426         $ 1,936,688
  Accounts receivable, net                   6,847,498           8,334,574
  Unbilled receivables                       2,578,078           3,897,493
  Contracts receivable - current             1,150,754             144,643
  Other current assets                       1,313,364             685,313
        Total current assets                13,852,120          14,998,711

Property and equipment, net                  5,167,436           4,358,680
Capitalized software development costs, net  9,247,578           9,528,490
Goodwill, net                                1,663,032           1,357,370
Contracts receivable - non-current             615,645             763,819
Other assets                                    58,469              21,615
                                           $30,604,280         $31,028,685
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses    $ 4,231,540         $ 3,510,620
  Deferred revenue                           6,729,436           6,218,620
  Advance billings                           1,828,351           1,426,630
  Line of Credit                               856,000           2,000,000
  Deferred lease incentives - current          190,231             190,231
Other                                          271,735             290,375
        Total current liabilities           14,107,293          13,636,476
Deferred lease incentives - non-current        982,862             840,190
Other                                          888,358             788,619
         Total liabilities                  15,978,513          15,265,285

Shareholders' equity:
  Series C redeemable convertible preferred
    stock ($.01 par value;issued and
    outstanding 1,000,000 shares with an
    aggregate liquidation preference of
    $2,000,000, as of December 31, 1998,
    and September 30, 1999; $.16 per share
    annual dividend).                        1,811,327           1,811,327
  Common stock ($.01 par value; authorized
    40,000,000 shares; issued and
    outstanding 18,271,251 shares as of
    December 31, 1998 and 18,770,448
    shares as of September 30, 1999).          182,713             187,704
Warrants                                         3,000               3,000
Additional paid-in capital                  44,699,416          45,111,259
Accumulated deficit                        (32,070,689)        (31,349,890)
        Total shareholders' equity          14,625,767          15,763,400
                                           $30,604,280         $31,028,685

See notes to condensed financial statements.



                          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            Condensed Statements of Operations
                                       (Unaudited)

                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                    1998          1999       1998        1999
Operating revenues
  Computer system equipment

     sales and support         $   731,630 $   512,208 $  2,143,405 $ 3,686,928
  Application software licenses  2,763,124   1,625,244    4,857,690   7,988,926
  Software support               2,921,019   2,954,384    8,842,348   8,807,543
  Services and other             1,903,570   2,410,052    4,836,413   6,787,015
      Total operating revenues   8,319,343   7,501,888   20,679,856  27,270,412
Costs and expenses:
  Cost of products sold            972,501     832,427    2,398,149   5,294,497
  Client services expense        2,686,527   2,413,262    8,349,269   7,228,343
  Software development costs     1,534,654   1,641,595    4,620,633   4,887,576
  Sales and marketing            2,135,101   1,407,807    7,406,936   5,473,919
  General and administrative       999,547     884,246    3,163,097   2,974,780
  Realignment costs                     --     523,569           --     523,569
Total costs and expenses         8,328,330   7,702,906   25,938,084  26,382,684
Operating income (loss)             (8,987)   (201,018)  (5,258,228)    887,728
Other income (expense):
  Interest expense and financing
     costs                         (21,928)    (81,395)     (46,724)   (229,937)
  Interest income and other         57,979      28,169      231,176      85,504
  Loss on disposal of fixed assets(127,420)    (11,663)    (144,865)    (22,496)
      Total other income (expense) (91,369)    (64,889)      39,587    (166,929)
Earnings (loss) before
  income taxes                    (100,356)   (265,907)  (5,218,641)    720,799
Income tax                              --          --           --          --
Net earnings (loss)           $   (100,356)$  (265,907)$ (5,218,641)$   720,799

Net earnings (loss) available
  for common shareholders     $   (127,911)$  (305,907)$ (5,246,196)$   600,799

Earnings (loss) per common share:
     Basic                    $      (0.01)$     (0.02)$      (0.29)$      0.03
     Diluted                  $      (0.01)$     (0.02)$      (0.29)$      0.03

Weighted average number of
  common shares outstanding:
     Basic                      18,190,530  18,681,205   18,085,578  18,506,082
     Diluted                    18,190,530  18,681,205   18,085,578  18,834,949

See notes to condensed financial statements.





                          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           Condensed Statements of Cash Flows
                                        (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                     1998           1999

Net earnings (loss)                                  $  (5,218,641)$    720,799
Adjustments to reconcile net earnings (loss)
  to net cash provided (used) by operating activities:
     Depreciation and amortization                       2,365,490    2,652,147
     Noncash issuance of common stock pursuant
       to employee benefit plan                            283,593      239,929
     Loss on disposal of fixed assets                      144,865       22,496
Changes in assets and liabilities:
     Accounts receivable                                (1,305,176)  (1,487,076)
     Unbilled receivable                                  (437,820)  (1,319,415)
     Contracts  receivable                               1,265,507      857,937
     Other                                                (248,805)     663,402
     Accounts payable and accrued expenses                 544,127     (720,920)
     Deferred revenues                                    (143,468)    (510,816)
     Advance billings                                     (285,612)    (401,721)
        Net cash provided (used) by operating activities(3,035,940)     716,762
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized software development costs             (2,520,541)  (1,797,784)
     Purchases of property and equipment                  (987,754)    (224,831)
     Proceeds from disposal of property and equipment       24,593       40,309
     Other                                                 (44,968)          --
        Net cash used by investing activities           (3,528,670)  (1,982,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of employee common
       stock options                                       135,471      296,905
     Borrowings/(repayments) on line of credit                  --    1,144,000
     Borrowings/(repayments) on long-term debt            (166,578)     (81,099)
     Proceeds from issuance of Series C Preferred
       Stock and Warrants                                1,814,327           --
     Preferred stock dividends paid                        (27,555)    (120,000)
         Net cash flows provided (used) by
             financing activities                        1,755,665    1,239,806
Net (decrease) in cash and cash equivalents             (4,808,945)     (25,738)
Cash and cash equivalents, beginning of period           6,465,685    1,962,426
Cash and cash equivalents, end of period              $  1,656,740  $ 1,936,688
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                    $     46,724  $    77,491
     Income taxes paid/(received)                     $         --  $        --
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
     Furniture and fixtures acquired under
       capital lease obligations                      $    492,495  $        --


See notes to condensed financial statements.




                          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                         NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


(A)    Unaudited Financial Statements:

The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and accruals considered necessary for fair presentation of financial information have been included and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(B)     Reporting Entity:

On September 23, 1999 the Company's wholly owned subsidiary, Collaborative Medical Systems Corporation, was merged with and into the Company pursuant to the Articles and Plan of Merger unanimously approved by the Company's Board of Directors on September 21, 1999.

(C)     Line of Credit:

The Company maintains a $5,000,000 Revolving Line of Credit with Silicon Valley Bank, a commercial bank ("Bank"). The Revolving Line of Credit is secured by all existing Company assets and matures on April 23, 2000. Interest thereon is payable monthly in arrears at the Bank's prime rate (8.25% as of September 30, 1999), and borrowings thereunder are based on advance ratios tied to receivables. The availability of borrowing is contingent on the Company's compliance with a minimum quick ratio (as defined) of 1.25 to 1, and maintaining profitable operations in excess of any increase in the carrying value of capitalized software development costs. As of September 30, 1999, there was $2,000,000 borrowed against this line of credit.

(D)     Realignment Costs:

During the third quarter of 1999 the Company announced a realignment plan that included the formation of three product line business units and the appointment of three general managers from within the Company. In connection with the plan, a total of seventeen employees were terminated. Termination benefits as of and for the three months ended September 30, 1999 are summarized as follow:


                           # of                                    Total
                         Termiated Benefits     Benefits        Realignment
   Department            Employees   Paid        Accrued            Costs


Client Services              6     $  27,374      $   994        $  28,368
Software Development         6        55,114           --           55,114
Sales and Marketing          4       192,043           --          192,043
General and Administrative   1       239,611        8,433          248,044
     Total                  17     $ 514,142      $ 9,427        $ 523,569





(E) Earnings Per Share:

The computation of the net earnings (loss) available for common shareholders, and the weighted average number of common and common equivalent shares outstanding assuming full dilution, are summarized as follow:


                                   Three Months Ended      Nine Months Ended
                               September 30,(Unaudited) September 30,(Unaudited)
                                    1998        1999         1998        1999

Net earnings (loss)            $  (100,356)$  (265,907)$  (5,218,641)$  720,799
Dividends on preferred stock       (27,555)    (40,000)      (27,555)  (120,000)
Earnings (loss) available for
   common shareholders         $  (127,911)$  (305,907)$  (5,246,196)$  600,799

Weighted average number of
    common shares outstanding    18,190,530 18,681,205    18,085,578  18,506,082

Dilutive effect of options and
    warrants using  average
    market price                         --         --            --     328,867

Weighted average number of common
    and common equivalent shares
    outstanding assuming full
    dilution                     18,190,530 18,681,205    18,085,578  18,834,949









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

In addition, during 1998 the Company reengineered its internal process of development, customer support and product installations. This reengineering resulted in the consolidation of three facilities into the Lake Mary headquarters, a common structure to the Company's product line which permits a higher level of cross utilization of technical professionals for development, support and installation services, and is expected to provide significant anticipated future cost efficiencies. Base quarterly operating expenses, defined as total operating expenses less the cost of products sold, sales commissions and customer billable expenses, were reduced to approximately $6.4 million for the second quarter of 1999 compared to $8.1 million in the first quarter of 1998.

During the third quarter of 1999 the Company announced a realignment plan that included the formation of three product line business units and the appointment of three general managers from within the Company. This realignment was designed to provide a single focus to the development, marketing, sales and support of the Company's information systems. It also established specific cost reductions, revenue improvement and customer satisfaction objectives for each business unit and anticipated future cost efficiencies. In connection with the plan, a total of seventeen employees were terminated and the Company incurred $524,000 of one time termination benefits. However, as a result of the realignment, base quarterly operating expenses, as previously defined, were further reduced to approximately $5.7 million as the Company enters the fourth quarter of 1999.

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

The sales cycle for the Company's systems is typically six to eighteen months from initial contact to contract signing. The product delivery cycle is variable. When application software licenses are provided by modem, product delivery is immediate. In other instances, product delivery is over two or more years, particularly with enterprise-wide electronic healthcare record solutions involving significant and continuing customer service requirements. Accordingly, the product delivery cycle depends upon the combination of products purchased and the implementation plan defined by the customer in the master sales agreement. Each customer contract is separately negotiated. The installation schedule for a clinical information system, or departmental electronic healthcare record implementations, typically requires six to twelve months. Under its standard master sales agreement, the Company generally receives a partial payment upon execution of the agreement, a hardware installment payment upon delivery of hardware, installation progress payments upon the completion of defined milestones and final payment upon system acceptance.




The following table sets forth, for the three and nine month periods ended September 30, 1999 and 1998, certain items in the Company's statements of operations as a percentage of total operating revenues:


                                         Three Months Ended  Nine Months Ended
                  				                      September 30,        September 30,
                                           1998        1999       1998      1999
Operating revenues:
  Computer system equipment sales

    and support                           8.8 %       6.8 %     10.4 %    13.5 %
  Application software licenses          33.2 %      21.7 %     23.5 %    29.3 %
  Software support                       35.1 %      39.3 %     42.7 %    32.3 %
  Services and other                     22.9 %      32.2 %     23.4 %    24.9 %
      Total revenues                    100.0 %     100.0 %    100.0 %   100.0 %

Operating expenses:
  Cost of products sold                  11.7 %      11.1 %     11.6 %    19.4 %
  Client services expense                32.3 %      32.2 %     40.4 %    27.0 %
  Software development costs             18.4 %      21.9 %     22.3 %    18.0 %
  Sales and marketing costs              25.7 %      18.8 %     35.8 %    20.1 %
  General and administrative expense     12.0 %      11.8 %     15.3 %    10.9 %
  Realignment Costs                        --         6.9 %       --       1.9 %
      Total operating expenses          100.1 %     102.7 %    125.4 %    97.3 %

Operating income (loss)                  (0.1)%      (2.6)%    (25.4)%     3.3 %
Other income (expense)                   (1.1)%      (0.9)%      0.2 %    (0.7)%

Net earnings (loss)                      (1.2)%      (3.5)%    (25.2)%     2.6 %


Results of Operations

(Three months ended September 30, 1999 compared to three months ended September 30, 1998)

Revenues. During the quarter ended September 30, 1999, the Company reported revenues of $7,502,000, a decrease of $817,000 from revenues reported for the third quarter of 1998. New system sales in general declined as customers focused on year 2000 remediation efforts. This resulted in a decline in computer system equipment revenues of $219,000 and application software license revenues of $1,138,000 for the third quarter 1999 compared to the same period in 1998. However, service revenues for the third quarter of 1999 of $2,410,000 represented increases in all of the Company's product lines by an aggregate of $506,000, which also principally resulted from customer remediation focus as customers pushed to go live on implementations in process prior to year end. This included increases in pathology, imaging, radiology and laboratory service
revenues of $192,000, $114,000, $104,000 and $96,000, respectively.   Laboratory
information system revenues declined by $710,000 from $2,321,000 to $1,611,000. During the third quarter of 1998 significant laboratory system revenues were earned as a result of a sales migration plan offered during the second quarter of 1998. There were no such revenues recognized during the third quarter of 1999. Pathology information system revenues also declined by $389,000 from $3,909,000 reported for the third quarter of 1998 as compared to $3,520,000 for
the third quarter of 1999.   During the third quarter of 1998 the Company
recognized revenues from the first two multi-site installations of CoPathPlus. There were no such revenues recognized during the third quarter of 1999. The Company did experience an increase in revenues in both radiology information systems and imaging systems product lines of $158,000 and $175,000, respectively, principally due to increased service revenues as previously mentioned.

Software support revenues for the third quarter of 1999 compared to similar revenues for the third quarter of 1998 modestly increased by $33,000. Successful installations continue to result in a growing customer support base. However, during the third quarter of 1998 the Company established a plan to discontinue support to laboratory customers still operating on the prime computer platform and various decisions support applications upon expiration of existing contracts. This represents approximately $358,000 of annual support
base.   As of September 30, 1999, recurring annualized billable support base was
$12.2 million, and an additional $2.5 million of annualized software support base is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percentage of total revenues for the third quarter of 1999 decreased from 11.7% to 11.1% compared to the third quarter of 1998. This decrease is substantially attributed to the decline in computer system equipment revenues during the third quarter of 1999 compared
to the third quarter of 1998.   As previously mentioned, system implementations
for the third quarter 1999 were influenced by a general customer-wide focus on year 2000 remediation efforts. This resulted in a shift from new system implementations to completion of in process installations and incidental services. As such, third party product deliveries, which are typically on the front end of system installations, declined as a percentage of total revenues and service revenues increased.

Client Services Expense. Client services expense for the third quarter 1999 decreased $273,000 to $2,413,000 from $2,686,000 for the third quarter 1998,
decreasing as a percentage of revenues from 32.3% to 32.2%.   As a result of
both the functional restructuring and cost streamlining plan begun during the second quarter of 1998, and the realignment plan completed in the third quarter of 1999, the Company achieved a modest reduction in client services expenses.

Software development costs. Software development costs for the third quarter 1999 increased to 21.9% of total operating revenues from 18.4% incurred during the third quarter 1998, and increased by $107,000 to $1,642,000 from $1,535,000. However, the Company capitalized less during the third quarter of 1999 and amortized more. During the third quarter of 1998 the Company capitalized $734,000 or 39.7% of total software development costs, while during the third quarter 1999 the Company capitalized only $501,000 or 31.2% of total software development costs, a decrease of $233,000. In addition the Company amortized $539,000 of software development costs during the third quarter of 1999 compared to $420,000 during the third quarter of 1998, an increase of $119,000. Together these impacts represent a $244,000 reduction in aggregate software development expenditures, and reflects the impact of re-deploying personnel from development activities to installation of systems consistent with the release of new products for general availability. In addition, this resulted in a reduction in the carrying value of capitalized software development costs as amortization for the third quarter 1999 exceeded capitalized costs for the period by $38,000.
The Company does however intend to continue to invest in new development efforts as part of the Company's overall growth strategy.

Sales and Marketing. Sales and marketing costs for the third quarter 1999 as a percentage of total revenues, decreased to 18.8% from 25.7% for the third quarter of 1998, principally as a result of the functional restructuring and cost streamlining plan begun during the second quarter of 1998, and the
realignment plan completed in the third quarter of 1999.   Through these
initiatives the Company reduced third quarter 1999 sales and marketing expenses by $727,000 compared to the third quarter of 1998.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1999 decreased by $115,000, and decreased to 11.8% of total
revenues from 12.0% incurred during the third quarter of 1998.   In September
1998 the Company, in connection with consolidating three previously existing facilities, relocated its corporate headquarters to Lake Mary, Florida. During the third quarter 1999 as compared to the third quarter of 1998, the Company experienced a rent expense reduction of $25,000 and a reduction in telephone expenses of $127,000, principally from consolidating facilities, which more than offset the $47,000 increase in depreciation expense.

Other Income (Expense). Net other expense of $65,000 resulted for the third quarter of 1999 as compared to approximately $91,000 for the third quarter of
1998, an improvement of $26,000.   Net interest income decreased by $30,000, and
interest expense increased by $59,000, during the third quarter of 1999 principally due to the cash used by operating and investing activities during the first three quarters of 1998. However, the Company had incurred an aggregate loss on sale of fixed assets in connection with the office consolidation activities completed during the third quarter of 1998 of $127,000, and a residual loss during the third quarter of 1999 of $12,000, a $115,000 comparative improvement.




(Nine months ended September 30, 1999 compared to nine months ended September 30, 1998)

Revenues. During the nine months ended September 30, 1999 the Company reported revenues of $27,270,000 an increase of $6,590,000 or 32% from revenues of $20,680,000 for the same period 1998. The Company's radiology system revenues increased by $3,809,000, from $3,923,000 recognized during the first nine months of 1998 to $7,732,000 recognized during the first nine months of 1999.
Pathology revenues for the nine months ended September 30, 1999 increased by $2,557,000 to $11,328,000 from $8,771,000 during the same period of 1998.
Similarly, laboratory information system revenues for the nine months ended September 30, 1999 also increased by $231,000 to $6,144,000 from $5,913,000 during the first nine months of 1998. Revenues from the Records Plus product line increased by $212,000 from $1,696,000 to $1,908,000, comparing the nine
months ended 1998 to the same period of 1999, respectively.   As previously
mentioned, during 1997 the Company introduced new technology product releases in virtually every market segment in which the Company competes. Lengthy initial sales cycles significantly impacted 1998 performance, while record fourth quarter 1998 sales bookings, and the resulting record high new systems backlog as of December 31, 1998, resulted in increased system implementations during the first nine months of 1999. In summary, the Company's recent new system sales success and increased system implementations resulted in a substantial increase in system implementation and service revenues during the nine months ended September 30, 1999 compared to the same period a year ago.

Computer system equipment sales and support revenues increased by $1,544,000 to 13.5% of total revenues for the nine months ended September 30, 1999 compared to 10.4% for the nine months ended September 30, 1998. Management attributes the increase to the increased implementation of new system sales and does expect a higher involvement in the delivery of computer hardware to customers in connection with the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during the nine months ended September 30, 1999, increased by $3,131,000 over the same period a year ago, from $4,858,000 to $7,989,000, and similarly service and other revenues increased by $1,951,000 to $6,787,000 from $4,836,000. These increases principally result from the increased implementation of new system sales.

Software support revenues modestly decreased by $35,000 to $8,807,000 for the nine months ended September 30, 1999, compared to $8,842,000 for the same period one year ago. During 1998 the Company announced the discontinuance of support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to grow with the implementation of new system sales. As of September 30, 1999, the recurring annualized billable support base was $12.2 million, and an additional $2.5 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the nine months ended September 30, 1999 increased to 19.4% from 11.6% for the same period in 1998. Hardware and application software license revenues during the first nine months of 1999 similarly increased to 42.8% from 33.9% of total revenues for the first nine months of 1998, due to the significant increase in new system implementations.

Client Services Expense. Client services expense for the nine months ended September 30, 1999 decreased $1,121,000 to $7,228,000 from $8,349,000 for the nine months ended September 30, 1998, decreasing as a percentage of sales from 40.4% to 27.0%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions.

Software Development Costs. Software development costs for the nine months ended September 30, 1999 decreased to 18% of total operating revenues from 22.3% incurred during the nine months ended September 30, 1998. The $267,000 increase in software development expense reported for the nine months ended September 30, 1999 of $4,888,000, compared to $4,621,000 reported for the nine months ended September 30, 1998, resulted from a variety of impacts. First a $723,000 reduction in capitalized software development costs from $2,521,000 capitalized during the nine months ended September 30, 1998 to $1,798,000 capitalized during the nine months ended September 30, 1999 increased the expense. In addition, software amortization during the nine months ended September 30, 1999 of




$1,517,000 increased by $296,000 compared to the $1,221,000 amortized during the nine months ended September 30, 1998, also increasing the expense. However, a real reduction in total software development departmental costs incurred during the nine months ended September 30, 1999 of $752,000, as compared to the departmental costs incurred during the nine months ended September 30, 1998 minimized the net increase. Although development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product, this reduction in the level of investment in new product development reflects the relatively recent wholesale product line introductions made by the Company.

Sales and Marketing. Sales and marketing costs for the nine months ended September 30, 1999 as a percentage of total revenues, decreased to 20.1% from 35.8% for the same period of 1998. This decrease of $1,933,000 from $7,407,000 to $5,474,000 in sales and marketing expenses is despite an increase in sales commissions incurred for the first nine months of 1999 of $470,000 from $842,000 incurred during the nine months ended September 30, 1998 to $1,312,000 incurred during the nine months ended September 30, 1999, resulting from increased sales closings. This translates to a base sales and marketing cost reduction of approximately $2,403,000, attributed to the sales realignment program undertaken in 1998, in connection with the Company's cost reduction plan.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1999 decreased by $188,000 and decreased to 10.9% of total revenues from 15.3% incurred during the nine months ended September 30, 1998. This decrease was despite an increase of $280,000 in amounts accrued under the Company's Management Incentive Compensation Plan ("MIC
Plan").   The Company did not pay any MIC Plan compensation for 1998.  General and administrative costs for the nine months ended September 30, 1999 compared to the same period in 1998, include reductions in salaries and professional services of $302,000, telephone expenses of $65,000, supplies of $55,000 and mail delivery costs of $49,000.

Other Income (Expense). The Company incurred $167,000 of net other expense for the nine months ended September 30, 1999 compared to $40,000 of net other income reported for the nine months ended September 30, 1998. Net interest income was $184,000 during 1998 as compared to net interest expense during 1999 of $144,000 due to the cash used by operating and investing activities during 1998, and increased borrowings on the line of credit during 1999. In addition, the Company incurred approximately $145,000 in losses on sale of fixed assets in connection with the office consolidation completed in 1998.


Liquidity and Capital Resources

As of September 30, 1999 the Company had cash equivalents of $1,937,000, line of credit draws of $2,000,000, working capital of $1,362,000, and a working capital ratio of 1.1 to 1.

Accounts receivable as of September 30, 1999 increased by $1,487,000 and unbilled receivables increased by $1,319,000 from similar account balances on December 31, 1998, principally as a result of the increased new system installations in progress.

Contracts receivable as of September 30, 1999 decreased by $858,000 to $908,000 as compared to the balance of $1,766,000 on December 31, 1998. The Company collected the final $1,000,000 installment due under the Sunquest Agreement during the first quarter of 1999. The remaining change in contracts receivable results principally from collections of monthly installment receivables from radiology information system customers.

During the first nine months of fiscal 1999 the Company capitalized $1,798,000 of software development costs and purchased $225,000 of additional property and equipment. Development efforts during the first nine months of 1999 included enhancements to the Company's existing product line and advancement of SurgiPlus. No significant property purchases are currently planned.

Deferred revenue as of September 30, 1999 decreased by $510,000 to $6,219,000 from $6,729,000 reported as of December 31, 1998. The Company has a concentration of calendar year annual customer support contracts with January 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.





Advanced billings as of September 30, 1999 declined by $402,000 to $1,426,000 from the 1998 year end balance of $1,828,000. During the fourth quarter, during which the Company reported its highest ever sales bookings quarter, significant customer deposits were received.

During the first nine months of 1999 the Company received $297,000 in proceeds from the exercise of director and employee options, and paid $120,000 in preferred stock dividends.

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





The Company began development of Year 2000 versions of some Company Software Products in 1997 and continues to progress through development cycles with respect to some Company Software Products. The Company began deploying Year 2000 releases of Company Software Products in 1997 and expects to complete deployment of such releases for all products during the fourth quarter of 1999. The Company continues to test and monitor performance of Year 2000 releases of Company Software Products in customer environments. The Company expects to deliver and deploy maintenance releases of Company Software Products in the ordinary course of business to remediate any Year 2000 Issues as identified during and after deployment of Year 2000 releases of Company Software Products. Based on the Company's assessment, the Company believes continuing efforts will be required to assist customers in deploying and testing Year 2000 releases of Company Software Products in their unique environments. The Company expects an increase in service and support effort levels as the Year 2000 approaches.

The Company estimates that as of September 30, 1999 it had completed approximately 97% of the deployment efforts relating to Year 2000 versions of all Company Software Products. The projects comprising the remaining 3% of these efforts are in process and are expected to be completed during the fourth quarter of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000. Management believes that all of the current releases of the Company Software Products are Year 2000 compliant.

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

                Exhibit 2:   Articles and Plan of Merger

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





                                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                       (Registrant)





Date:  October 28, 1999                 /S/MITCHEL J. LASKEY
                                        Mitchel J. Laskey
                                        President, CEO and Treasurer



Date:  October 28, 1999                 /S/PAUL S. GLOVER
                                        Paul S. Glover
                                        Vice President of Finance,
                                          CFO and Secretary






                                       FORM 10-Q
                          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                   Index to Exhibits


Description of Exhibit                                      Page Number

Exhibit 2:  Articles and Plan of Merger                         19





                                        FORM 10-Q
                            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                        Exhibit 2

                                ARTICLES AND PLAN OF MERGER
                           OF COLLABORATIVE MEDICAL SYSTEMS CORP.,
                                   a Florida corporation,
                                       WITH AND INTO
                           DYNAMIC HEALTHCARE TECHNOLOGIES, INC.,
                                   a Florida corporation

To the Department of State
State of Florida

Pursuant to the provisions of the Florida Business Corporation Act, the domestic parent corporation and the domestic wholly-owned subsidiary corporation herein named do hereby adopt the following Articles and Plan of Merger.

1. The name of the subsidiary corporation , which is a business corporation organized under the laws of the State of Florida, is Collaborative Medical Systems Corp. ("CoMed").

2. The name of the parent corporation, which is a business corporation organized under the laws of the State of Florida and is to be the surviving corporation, is Dynamic Healthcare Technologies, Inc. ("DHT").

3. The number of outstanding shares of CoMed is 100, all of which are of one class and all of which are owned by DHT.

4. The following is the Plan of Merger for merging CoMed, with and into DHT, as approved by the Board of Directors of CoMed on September 21, 1999, and by the Board of Directors of DHT on September 21, 1999.

    a. DHT, which is a corporation of the State of Florida and is the owner of all of the issued andoutstanding shares of common stock of CoMed, which is a corporation of the State of Florida, hereby merges CoMed with and into DHTpursuant o the provisions of the Florida Business Corporation Act.
    b. The separate existence of CoMed shall cease upon the effective date of the merger pursuant to the provisions of the Florida Business Corporation Act and DHT shall continue its existence as the surviving corporation pursuant to the provisions of the Florida Business Corporation Act.
    c. The issued shares of CoMed shall not be converted in any manner, but each said share which is issued as of the effective date of the merger shall be surrendered and extinguished.
    d. The shareholders of the subsidiary, CoMed, may be entitled if they comply with the provisions of the Florida Business Corporation Act regarding rights of dissenting shareholders, to be paid the fair value of their shares.
    e. The Board of Directors and the proper officers of DHT are hereby authorized, empowered, and directed to do any and all acts and things, and to make, execute, deliver, file, and/or record any and all instruments, papers, an documents which shall be or become necessary, proper, or convenient to carry out or put into effect any of the provisions of this Plan of Merger or of the merger herein provided for.

5. DHT, as the holder of all of the outstanding shares of CoMed, has waived the mailing of the copy of the Plan of Merger to itself.





6.  Shareholder approval was not required pursuant to the Florida
    Business Corporation Act with respect to the shareholders of DHT.


7. The merger herein provided for shall become effective in the State of Florida upon filing of these Articles and Plan of Merger.

Executed on September 21, 1999.

                                      COLLABORATIVE MEDICAL SYSTEMS, CORP.
                                      a Florida corporation

                                      /S/MITCHEL J. LASKEY
                                      Mitchel J. Laskey
                                      President, CEO and Treasurer



                                      DYNAMIC HEALTHCARE TECHNOLOGIES,
                                      INC., a Florida corporation

                                      /S/MITCHEL J. LASKEY
                                      Mitchel J. Laskey
                                      President, CEO and Treasurer





