Form 10-K
period 1999-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2000-03-14
CIK 720481

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended     December 31, 1999     or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from  ___________________ to__________________

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

The aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked prices as of March 2, 2000, was $35,371,000. A total of 13,803,277 shares of the Company's common stock were held by persons and entities believed to be non-affiliated on March 2, 2000, and the closing bid and ask prices of the Company's common stock on this date were $2.500 and $2.625, respectively.

As of March 2, 2000, there were 18,866,693 shares outstanding of the issuer's only class of common stock.

This report consists of fifty-four (54) pages.

The index to exhibits appears on page twenty (20).


Documents Incorporated by Reference

     (1) Portions of the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders, to be filed within 120 days from the end of the Company's fiscal year covered by this report, pursuant to General Instruction G(3) to Form 10-K.





                               FORM 10-K
                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                PART I


Item 1.  Business

General

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") is a provider of Internet and image-, voice-, and web-enabled information systems for clinical services departments and facilities. The Company's product line is a suite of solutions for anatomic pathology, radiology, laboratory, surgical services and health information management. In 1999, the Company launched a strategic initiative to move into the e-Health arena by converging its traditional clinical applications with emerging Internet technologies. The resulting e-Health solutions enable physicians, clinicians, and departmental staff both inside and outside the healthcare facility, to use Dynamic's systems over the Internet, thereby extending their reach to remote hospitals, outreach service locations, reference labs, physician offices and homes. An e-Health solution set positions the Company to participate in the e-Health business to business (B2B) marketplace. The Company is also moving forward with plans to package and deliver its software and services on a "fee-per-use" basis through an Application Solution Provider (ASP) model.

Dynamic's information systems contribute to higher quality and more cost-effective delivery of care and make it possible to have access to information "anytime/anywhere." Dynamic is headquartered in the greater Orlando area and has a key operations and development center near Boston. The Company provides support for all of its systems and also offers integration and other consulting services.

Dynamic currently serves more than 650 customers, most located in the United States. Key customers include Massachusetts General Hospital, Methodist Hospital of Memphis, Orlando Regional Health System, University of North Carolina Hospitals, University of Pittsburgh Medical Center Health System, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and Medical College of Virginia.

The Company was originally incorporated in California in 1977, reincorporated in Nebraska in 1982 and subsequently reincorporated in Florida in 1996. The Company's executive offices are located at 615 Crescent Executive Court, Fifth Floor, Lake Mary, Florida 32746. Its telephone number is (407) 333-5300 and its World Wide Web address is http://www.dht.com.

Industry

The healthcare industry continues to undergo rapid and significant change. Cost containment pressures, industry consolidation, the increasing impact of managed care, rising standards of healthcare quality, the shift from inpatient to outpatient care settings, competition amongst healthcare providers, increasing involvement of patients in their healthcare delivery process, and the demand for instant access to information on the part of physicians, patients and payers represent fundamental trends in today's healthcare operating environment. Although healthcare has been slower than other industries to recognize the value of information technology, healthcare providers recognize that the key to effective cost control and quality management lies in the collection, availability and analysis of medical record information to assess treatment patterns, resource utilization and outcomes.

While healthcare providers agree that they must invest in information systems technology to increase productivity and efficiency, measure and manage costs, and improve the quality of the services they deliver, much of their attention during 1999 was directed toward assuring Y2K compliance of their existing information systems. The 1999 Annual Healthcare Information Management and Systems Society ("HIMSS") Leadership Study indicated that 39% of the 1100+ survey respondents sited Y2K compliance as the highest priority for their organizations over the next 12 months. During this time period, as expected, these efforts did distract attention and divert some capital funds that might otherwise have been used for new information systems. It is expected that delays resulting from those efforts will continue, to a lesser degree, through the first half of 2000.

As Y2K compliance efforts subside, another major challenge confronts the healthcare industry: The Department of Health and Human Services (HHS) has issued proposed regulations specifying the confidentiality requirements for electronically captured personal health information mandated by the Health Insurance Portability and Accountability Act ("HIPAA"). These regulations, projected to be finalized by mid-year, are expected to go into effect in early 2002. The entire healthcare community - providers, payers, software developers, consultants and users - will devote tremendous efforts over the next two (2) years implementing the final HIPAA confidentiality regulations (the "Regulation"). HHS has estimated that the cost of meeting HIPAA compliance will exceed $3.8 billion. It should be noted that the Company employs a full time regulatory consultant whose duties include monitoring and advising management of the applicable sections of HIPAA that will apply to the company's business.

It is clear that the emergence of the Internet as the medium of choice for global information access and communication offers significant potential to meet these rapidly increasing demands for information by all participants in the delivery of healthcare. The growth rate of Internet users seeking health-related information is expected to outpace the rapid growth of total Internet users as far out as consulting analysts are currently willing to project.

Given its expanded market reach and significantly lower operating costs, the Internet has become a mission-critical competitive technology for all software companies. The Internet has the ability to transform the $1.2 trillion healthcare sector from a cottage industry that gets by on incomplete and inaccurate data to one that is fueled by increased information flow.
This will be accomplished by connecting all participants in the delivery of health services and empowering consumers and purchasers of healthcare to make better decisions. International Data Corporation (IDC) indicates that capital spending on "Web-enablement" will grow from $305 billion in 1999 to $1.5 trillion by 2003. Forrester Research anticipates that business-to-business (B2B) e-Commerce will reach $1 trillion by 2003.

Products and Services

Dynamic Healthcare Technologies uses the power of technology to improve patient care and lower costs by connecting people with information. The Company's DynamicVision(R) suite of clinical information systems includes radiology, anatomic pathology, health information management, laboratory and surgical services. The Company's e-Health solutions enable physicians, clinicians, and departmental staff both inside and outside the healthcare facility, to use Dynamic's systems over the Internet, thereby extending their reach to remote hospitals, outreach service locations, reference labs,
physician offices and homes.   Using these solutions, health professionals
have access to the clinical information they need to make decisions and manage patient care, anytime, anywhere.


      Products             Type of
Generally Available        Solution                     Product Line

I.  e-Health Solutions                               All product lines
e-Premier LIS             Web-enabled   e-PremierTM is a web-enabled version of
                           Laboratory   the Premier Series LIS and a component
                          Information   of the Company's e- business
                          System (LIS)  initiative.  Announced in Q1, 2000, e-
                                        Premier enables laboratory and clinical
                                        staff, to use the LIS over the
                                        Internet/Intranet, extending the reach
                                        of the laboratory to remote hospitals,
                                        outreach service locations, reference
                                        labs, physician offices and homes.

WebSight for Radiology  Teleradiology   WebSight for Radiology is a browser
                                        -based teleradiology system that
                                        provides radiologists and physicians
                                        with access to images and information
                                        anytime/anywhere.

WebSight for Pathology  Telepathology   WebSight for Pathology is a browser-
                                        based information system for
                                        communicating pathology reports over the
                                        Internet to remote facilities and
                                        clinicians.

Remote Transcription     Radiology      With this capability, remote
                                        transcriptions are able to access the
                                        Company's RadPlus radiology information
                                        system (RIS) over the Internet to
                                        transcribe, approve and disseminate
                                        radiology reports to referring
                                        physicians. This web-based connectivity
                                        to RadPlus gives staff
                                        "anytime/anywhere" access to integrated
                                        radiology result transcription and
                                        report features to reduce turnaround
                                        time in the patient report completion
                                        process.





      Products             Type of
Generally Available        Solution                     Product Line

Dynamic e-Shop             e-Commerce         e-Shop is a business-to-business
                                              e-commerce initiative that gives
                                              customers access to the Company's
                                              catalog of selected products and
                                              services and enables them to make
                                              purchases over the Internet.

II.  Radiology                                DynamicVision for Radiology

Dynamic RadPlus(TM)        Radiology          RadPlus is a voice- and
                      Information System      image-enabled client/server
                                              radiology information system that
                                              manages clerical and
                                              administrative functions for the
                                              radiology department. Application
                                              areas include scheduling, patient
                                              tracking, film tracking and
                                              department reporting.

Maxifile(R)                Radiology          Maxifile is a first generation
                       Information System     MUMPS-based radiology information
                                              system that manages clerical and
                                              administrative functions for the
                                              radiology department. Application
                                              areas include scheduling, patient
                                              tracking, film tracking and
                                              reporting. The Company is
                                              aggressively promoting customer
                                              migrations from Maxifile to
                                              Dynamic RadPlus.

Dynamic PACSPlus(TM)           PACS           PACSPlus is an information-enabled
                                              picture archiving and
                                              communication system (PACS) that
                                              integrates information from the
                                              radiology information system with
                                              images and provides access
                                              to the patient's complete
                                              radiology history via local and
                                              remote PACSPlus workstations.  The
                                              Company received FDA 510K
                                              clearance to market Dynamic
                                              PACSPlus in December 1998.
Dynamic Optima(R)           Mammography       Optima is an integral component
                             Management       of Dynamic RadPlus. It
                                              computerizes patient management,
                                              reporting and regulatory
                                              requirements related to
                                              mammography services. Through an
                                              OEM agreement, the Company
                                              markets the Penrad system under
                                              the name Dynamic Optima.  Penrad
                                              Inc. is a Dynamic business
                                              partner.

Dynamic Talk                Continuous        Talk is an integrated component
                        Speech Recognition    of RadPlus and gives radiologists
                                              the option of dictating and
                                              editing their own diagnostic
                                              reports using continuous speech
                                              recognition technology, thus
                                              reducing transcription costs and
                                              delays in communicating reports to
                                              physicians.

WebSight for Radiology     Teleradiology      WebSight for Radiology is a
                                              browser-based teleradiology system
                                              that provides radiologists and
                                              physicians with access to images
                                              and information anytime/anywhere.

III.  Anatomic Pathology                        DynamicVision for Pathology

Dynamic CoPathPlus(TM)        Anatomic        CoPathPlus is a voice and
                          Pathology System    image-enabled client/server
                                              pathology information system
                                              that automates specimen
                                              accessioning and case
                                              dictation, produces patient and
                                              management reports, and
                                              provides SNOMED and natural
                                              language retrieval of
                                              diagnoses.

CoPath  M                     Anatomic        CoPath M is a first generation,
                          Pathology System    MUMPS-based pathology
                                              information system that
                                              automates specimen accessioning
                                              and case dictation, produces
                                              patient and management reports,
                                              and provides SNOMED and natural
                                              language retrieval of
                                              diagnoses. The Company is
                                              aggressively promoting customer
                                              migrations from CoPath M to
                                              CoPathPlus.






      Products             Type of
Generally Available        Solution                     Product Line

Dynamic PICSPlus(TM)         Image           PICSPlus is an integrated
                        Management System    component of Dynamic
                                             CoPathPlus.  It captures stores
                                             and communicates high-resolution
                                             digital microscope and gross
                                             images of pathology specimens.
                                             The foundation of PICSPlus is
                                             the AutoCyte Image Management
                                             System, (AIMS), a product of
                                             TriPath Imaging, Inc.(formerly
                                             AutoCyte, Inc.).  The Company
                                             has an exclusive North American
                                             marketing agreement with TriPath
                                             Imaging.

WebSight for Pathology      Telepathology    WebSight for Pathology is a
                                             browser-based information system
                                             for communicating pathology
                                             reports over the Internet to
                                             remote facilities and
                                             clinicians.

Dynamic Talk                 Continuous      Talk gives pathologists the
                         Speech Recognition  option of dictating and
                                             editing their own diagnostic
                                             reports using continuous speech
                                             recognition technology, thus
                                             reducing transcription costs and
                                             report delays.

IV.  Clinical Laboratory                     DynamicVision for Laboratory

Premier Series                Laboratory     Premier Series manages clerical
                              Information    and administrative functions in
                              System (LIS)   the clinical laboratory,
                                             including monitoring and
                                             controlling specimens, ordering,
                                             tracking and results reporting.

e-PremierTM                  Web-enabled     e-Premier Laboratory Information
                             Laboratory      System (LIS) is a web-enabled
                         Information System  version of the Premier Series
                               (LIS)         LIS and a component of the
                                             Company's e-business initiative.
                                             Announced in Q1, 2000, e-Premier
                                             enables laboratory and clinical
                                             staff to use the LIS over the
                                             Internet, extending the reach of
                                             the laboratory to remote
                                             hospitals, outreach service
                                             locations, reference labs,
                                             physician offices and homes.

LabPro 2000                 Laboratory       LabPro 2000 is a first
                        Information System   generation LIS that manages
                               (LIS)         the clerical and administrative
                                             functions in the clinical
                                             laboratory, including monitoring
                                             and controlling specimens,
                                             ordering, tracking and
                                             results reporting.  The Company
                                             is aggressively promoting
                                             customer migrations from LabPro
                                             to Premier Series and e-Premier.

V.  Electronic                   DynamicVision for Health Information Management
    Document Management

Dynamic RecordPlus(TM)     Document Imaging  RecordPlus is an enterprise-
                             and Workflow    wide, electronic document
                                             management system that provides
                                             document imaging and workflow
                                             management, chart completion,
                                             and business process automation
                                             for the health information
                                             management department (medical
                                             records), business office and
                                             other document intensive
                                             departments.






      Products             Type of
Generally Available        Solution                     Product Line

VI.  Surgical Services                      DynamicVision for Surgical Services

Dynamic SurgiPlus(TM)     Perioperative   SurgiPlus is a perioperative
                             Clinical     clinical information system
                       Information System currently in development. The first
                                          application, the Preoperative
                                          Evaluation, comprises two
                                          components: A) a Preoperative
                                          Assessment module that captures and
                                          stores pertinent patient
                                          information, history
                                          questionnaires, physical
                                          examinations; and B) a Preoperative
                                          Holding module that captures and
                                          presents the documentation related
                                          to final preparation of the patient
                                          by nursing and anesthesia
                                          personnel. Preoperative Assessment
                                          is currently in live operation at
                                          an Alpha site and Preoperative
                                          Holding is scheduled for delivery
                                          in Q2 2000.


DynamicVision for Radiology

The Company's radiology solution combines advanced client/server architecture with web technology. Competitive advantage is gained by the close relationship between the Radiology Information System (RIS) and the Picture Archiving and Communication System (PACS). Information collected by the RIS is available to the PACS, and images captured by the PACS are available to the RIS. The result is an "image-enabled" RIS combined with an "information-enabled" PACS. Primary markets for the Company's radiology solutions include hospitals, clinics and independent diagnostic imaging centers.

Dynamic RadPlus is an image-enabled, client/server radiology information system that includes scheduling, patient tracking, film tracking, remote transcription, reporting, and management of all radiology functions. Using RadPlus, facilities can easily adapt to change with the unique Dynamic Customizer tool, which allows users to make screen modifications without the expense and delays of reprogramming by the vendor. RadPlus is also voice-enabled. Through the Dynamic Talk continuous speech recognition solution, radiologists reduce or eliminate the costs and delays of transcription and immediately deliver results simply by speaking, editing, and then approving the reports on-line. As an alternative, remote transcriptionists have the ability to access RadPlus over the Internet to transcribe, approve and disseminate radiology reports to referring physicians. This web-based connectivity to RadPlus provides "anytime/anywhere" access to integrated radiology result transcription and report features to reduce turnaround time in the patient report completion process.

The Dynamic Optima mammography management system, is an integral component of RadPlus. It automates the reporting, patient management, and regulatory requirements related to mammography services. Through an OEM agreement, the Company markets the PenRad system under the name Dynamic Optima. PenRad Inc. is a Dynamic business partner.

Dynamic PACSPlus is an information-enabled picture archiving and communication system, (PACS) that integrates information from the RIS with images - and provides access to this information from within the PACSPlus system. Dynamic WebSight, a vital component of PACSPlus, is a web-based teleradiology system that provides radiologists and physicians with access to radiology images anytime/anywhere.

DynamicVision for Pathology

The Company's solution for anatomic pathology (A/P) is a scalable, client/server solution that is enabled with advanced voice, imaging and web capabilities.

Dynamic CoPathPlus is a client/server anatomic pathology system that automates specimen accessioning and case dictation, produces patient and management reports, and provides SNOMED and natural language retrieval of diagnoses. CoPathPlus also enables facilities to adapt to change with Dynamic Customizer, a tool set that allows user modification of specimen data entry windows and report formats. CoPathPlus is image-enabled through Dynamic PICSPlus, which captures high-resolution digital images of microscopic and gross specimens and permanently stores these images electronically with patient and diagnostic data. CoPathPlus is voice-enabled with the Dynamic Talk continuous speech recognition solution, which expedites the pathology dictation process and results in shorter turnaround time in delivering patient reports to clinicians. WebSight for Pathology is an advanced, web-based solution that enables the delivery of pathology reports over the Internet to physicians and clinicians at remote locations.





DynamicVision for Laboratory

The Premier Series laboratory information system provides functionality for specimen collection, testing, and result reporting. Premier Series supports bar coding, instrument interfaces, paperless microbiology, multi-facility management, and optical storage. Other features include quality assurance workload recording, management reporting, and expert system capabilities. Premier Series integrates with highly specialized blood bank information systems, providing both transfusion and donor service software as well as regulatory products. Premier Series complies with federal regulations and assists laboratories deciding upon the appropriate and medically necessary course of action in diagnosing and treating the patient.

e-Premier is the Company's web-enabled version the Premier Series LIS. A component of the Company's e-Health initiative, e-Premier enables laboratory and clinical staff, both inside and outside the hospital, to use the LIS over the Internet, extending the reach of the laboratory to remote hospitals, outreach service locations, reference labs, physician offices and homes. Referring physicians and clinicians using any Internet-connected device can have anytime/anywhere access to enter laboratory orders and review patients' laboratory test results.

DynamicVision for Health Information Management

Dynamic RecordPlus provides document management and workflow capabilities for the health information management department (medical records) as well as the patient accounting and other document-intensive departments. It enables health professionals to view patient records, result reports, and work list assignments. Comprehensive workflow features automate existing work processes for improved customer service and increased efficiency. RecordPlus also handles analysis and assignment of chart deficiencies, electronic signature of records, and release of information. For the patient accounting department, RecordPlus provides document management and workflow solutions to enhance the management and flow of accounting-related documents and tasks. It enables accounting professionals to view financial records and work list assignments and automates existing work processes for improved customer service and increased efficiency. RecordPlus also handles management and prioritization of billing claims, collections, and insurance verification.

DynamicVision for Surgical Services

SurgiPlus is a perioperative clinical information system currently in development. The first application, Preoperative Evaluation, comprises two components: A) a Preoperative Assessment module that captures and stores pertinent patient information, history questionnaires, physical examinations; and B) a Preoperative Holding module that captures and presents the documentation related to final preparation of the patient by nursing and anesthesia personnel. The Preoperative Assessment module is in live operation and the Preoperative Holding module is in the final phase of development and will be implemented in the first customer site in the near future. Additional modules of SurgiPlus are in various stages of development at this time. They include scheduling, inter-operative data recording, post-operative care, 48-hour post anesthesia interview, pain management, report generation, quality control and outcomes analysis.

Consulting, Systems Integration and other Services

The Company provides a full range of professional consulting services including project management, implementation, planning, training and education. The Company's technical services include network design, implementation and support, custom software development, interfaces, and modifications and systems integration. The Company provides support services including 24-hour telephone support and software maintenance and enhancements.

Research and Development

The Company's research and development program is designed to extend the capabilities of existing products and develop new healthcare application solutions. The Company believes that a substantial and sustained commitment to product development is important to the long-term success of its business. As of December 31, 1999, 53 employees were engaged in research and development activities. During the years ended December 31, 1997, 1998 and 1999, the Company spent approximately $8,336,000, $8,064,000 and $6,806,000 respectively, on research and development. Research and development expenditures have been directed toward Dynamic RadPlus(TM), PACSPlus(TM), CoPathPlus(TM), RecordPlus(TM) and SurgiPlus(TM) product lines. The Company's research and development benefits from customer input and user group forums.





Major Clients

The Company does not have a dependence on any single customer, the loss of which would have a material adverse effect. The Company does generate revenue almost exclusively through sales to the healthcare industry located in the United States. Due to this concentration, substantially all receivables of the Company are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other industry related conditions. The Company currently has approximately 650 customers. The majority of these customers are located within the United States.

Backlog

As of December 31, 1999 the Company has a combined backlog of approximately $24.5 million. The Company had contracts for the delivery of systems and services totaling approximately $9.8 million on December 31, 1999, compared to $13.8 million on December 31, 1998. In addition, as of December 31, 1999 the Company had contracts for the delivery of software support services billable at an annual rate of $14.7 million, compared to $14.2 million as of December 31, 1998.

Strategic Relationships

The Company has entered into strategic relationships with several leading technology developers to gain access to certain technologies that are integrated into the Company's systems. In addition, through these strategic relationships, the Company is able to cross-market its internally developed or acquired technologies to customers of its business partners.

IBM - In 1997, the Company acquired IBM's Medical RecordsPlus enterprise document imaging and management system. This AS/400 product is based on IBM's ImagePlus/400 image processing system. The Company has also integrated IBM's MedSpeak/Radiology(TM) solution into its RadPlus radiology information system and MedSpeak/Pathology(TM) into its CoPathPlus anatomic pathology system under the name Dynamic Talk. This expands the functionality of these two solutions to include continuous speech recognition for direct dictation of results, bypassing the need for transcription of diagnostic reports.
Continuous speech recognition allows radiologists and pathologists to dictate at a normal rate of speech for instantaneous report production, with little or no time lapse between the spoken and typed word. The Company is also a remarketer of IBM hardware.

Sybase Corporation (Emeryville, CA) The Company is an Option Solutions(TM) Partner with Sybase Corporation. This partnership enables Dynamic and Sybase to deliver enterprise client/server solutions.

TriPath Imaging, Inc. (formerly AutoCyte, Inc.) (Burlington, NC) - The Company has an Original Equipment Manufacturer (OEM) distribution agreement with TriPath Imaging allowing the integration of the AutoCyte Image Management System (AIMS) into DynamicVision for Pathology. Marketed under the name PICSPlus, this solution combines sophisticated image management features with telepathology capabilities. Through this agreement, the Company has the exclusive rights to sell AIMS within the laboratory and anatomic pathology information systems markets in the U.S. and Canada.

Sunquest Information Systems (Tucson, Arizona) The Company has a value-added re-marketer agreement with Sunquest Information Systems (Sunquest). Under the terms of the agreement, Sunquest exclusively markets and sub-licenses the Company's CoPathPlus anatomic pathology solution to their existing base of clients. Sunquest may also sell CoPathPlus, when bundled with their laboratory information system, in the general U.S. healthcare market and on a stand-alone product basis in the international market.

Keane Inc. (formerly First Coast Systems of Jacksonville, FL) Keane is an authorized reseller of the Premier Series Laboratory Information System. Through this agreement, Keane markets and sells the Premier Series as a complement to their hospital information system solution.

MediHealth Outsourcing (King of Prussia, PA) Dynamic and MediHealth have an agreement whereby Dynamic's document management and workflow solution, DynamicVision for Information Management provides the cornerstone for MediHealth to market health information management (medical records) outsourcing services to Dynamic clients. These services include remote coding, interim management, and complete department outsourcing.

Integrated Visions, Inc. (Sebastian, FL) Security in accessing the DynamicVision for Information Management product line is enhanced through the use of biometric authentication technology (finger image, voice and face recognition) provided by Integrated Visions, Inc.

PenRad (Plymouth, MN) Through an OEM agreement, Dynamic markets the PenRad mammography management application as an integrated component of the complete radiology solution; DynamicVision for Radiology.





Talk Technology, Inc. (Brooklyn, NY) A strategic alliance with Talk Technology, Inc., enables Dynamic to market and provide service and support for an interfaced continuous speech recognition solution for the radiology product line, DynamicVision for Radiology, and the pathology product line, DynamicVision for Pathology.

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

Sales and Marketing

As of December 31, 1999, the Company had 25 full time employees in sales and marketing related functions. The Company had 15 sales employees and 10 marketing employees. The compensation of the sales employees is substantially dependent on the achievement of individual sales targets. Marketing personnel perform telemarketing, proposal development, demonstration coordination, develop business plans and product marketing programs, competitive analyses, sales collateral, audio and video products, coordinate trade shows, advertising, public relations, investor relations activities, and administrative support.

The Company's sales cycle is typically six to eighteen months and includes several steps: (i) initial contact and qualification; (ii) development of proposal in response to request for a proposal or direct sales lead; (iii) business problem requirements definition; (iv) product demonstrations; (v) site visits; and (vi) contract preparation and negotiations. Members of the Company's professional services, product management and sales support departments, and members of executive management assist the sales force in completing the proposal, conducting demonstrations and analyzing the requirements. In support of the sales efforts, the Company advertises in trade journals, participates in trade shows, publishes articles and provides speakers for industry shows and conferences. In addition, the Company receives qualified leads as well as support in proposal development, demonstrations and site visits from its strategic business partners, which include IBM, Sunquest Information Systems, TriPath Imaging, Keane, Inc (formerly First Coast Systems) and others.

Customers

Dynamic currently serves more than 650 customers, most located in the United States. Key customers include the Massachusetts General Hospital, Methodist Hospital of Memphis, Orlando Regional Health System, University of North Carolina Hospitals, University of Pittsburgh Medical Center Health System, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and Medical College of Virginia.

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

Government Regulation

The United States Food and Drug Administration (the FDA) has issued a guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act (the FFDCA). To the extent that computer software is classified as a medical device under applicable regulations, the manufacturers of such products are required, depending upon the product, to: register and list their products with the FDA (Class I), notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products (Class II) or, obtain FDA clearance by filing a Pre Market Application (PMA) that establishes the safety and effectiveness of the product (Class III). As a result of the characterization of certain of the Company's products as medical devices, the Company's manufacturing facilities are registered with the FDA and its manufacturing operations regarding devices are required to be in compliance with the FDA's Quality System Regulations (QSR). The Company currently has one product classified as a Class I Medical Device, Premier Laboratory Information System, and two products currently classified as Class II Medical





Devices, PACSPlus and Transfusion Service Manager ("TSM"). On December 19, 1997, the FDA issued a letter of Substantial Equivalence to the Company for the TSM product. This letter was the positive outcome of the 510(k) submission process begun in March 1996. On December 8, 1998, the FDA issued a letter of Substantial Equivalence for the Company's PACSPlus product. This letter was the positive outcome of the Special 510(k) submission process begun in June 1998. The most recent FDA on-site inspection of the Company's Corporate Headquarters in Lake Mary, FL, occurred August 25-31, 1999, and concluded without incident. As a part of the Development cycle, all potential products, including the SurgiPlus InterOp data recording module, undergo regulatory evaluation to determine their status as Medical Devices, and when appropriate, are submitted to the FDA. There can be no assurance that the Company ultimately will be able to obtain or maintain required FDA approvals to market its products.

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

Employees

As of February 15, 2000, the Company had 202 full time employees, of which 53 were employed in research and development, 102 in client services, 22 in general and administrative and 25 in sales and marketing. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations; (ii) the timing of client acceptances; (iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices. The Company expects that these variations will continue for the foreseeable future. The Company recognizes revenues from the services and custom software portion of system sales on a percentage-of-completion method based upon completion of specified milestones. As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. Any trend of delays in progress toward completing a material system installation or a number of smaller installations could reduce the revenues recognized in any given period and could have a material adverse effect on the Company's business and results of operations. Because a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

Item 2.  Properties

The Company's corporate headquarters are located at 615 Crescent Executive Court, Suite 600, Lake Mary, Florida 32746. The Lake Mary location consists of approximately 53,800 square feet of office space under a lease that expires March 1, 2005. In addition, the Company also maintains an office at Two University Office Park, 51 Sawyer Road, Waltham, Massachusetts 02154 as the Company's clinical solutions center. The Waltham location consists of approximately 30,000 square feet under lease that expires November 30, 2004. The Company believes that its current facilities are sufficient to meet its near-term requirements.

Item 3.  Legal Proceedings

In July 1997, the Company commenced a declaratory judgement action in Dakota County, Minnesota District Court seeking a declaration that the Company had properly terminated the services of an individual. The individual filed a counterclaim and demanded $200,000 in settlement of a claim alleging breach of contract, promissory estoppel and fraud. On October 20, 1999 judgement was entered in favor of the Company.

As of the date hereof, there are no other material legal proceedings pending against the Company. In the opinion of management, the legal proceedings in which the Company is involved will not have a material effect on the Company's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1999.





                                   FORM 10-K
                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matter

(a) The information called for by this item is incorporated herein by reference from page 52 of Exhibit 13 to this Form 10-K.

(b) As of March 2, 2000, there were approximately 3,700 shareholders of the Company's Common Stock.

(c) The Company has declared no cash dividends on its common stock since its inception and plans to continue to invest all earnings back into the Company in the foreseeable future.

Item 6.  Selected Financial Data

The information required by this item is incorporated herein by reference from page 24 of Exhibit 13 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference from page 25 through page 32 of Exhibit 13 to this Form 10-K.

Item 7(A).  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference from page 32 of Exhibit 13 to this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference from page 33 through page 54 of Exhibit 13 to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and/or financial disclosures during 1998 or 1999.

On June 16, 1999 the Registrant's Audit Committee as authorized by the Registrant's Board of Directors acting upon the recommendation of the Registrant's current officers, approved a resolution to dismiss the Registrant's Independent Accountant KPMG LLP.

One June 23, 1999 the Registrant engaged BDO Seidman, LLP as the principal accountant to audit and report on the Registrant's consolidated financial statements as of and for the year ended December 31, 1999.

KPMG LLP's reports on the Registrant's financial statements for the fiscal years ended December 31, 1997 and 1998 were unqualified and there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The Registrant has authorized KPMG LLP to respond fully to the inquiries of BDO Seidman, LLP with respect to their engagement as the Registrant's Independent Accountant without limitation.





                                   FORM 10-K
                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2000 Annual Meeting of
Shareholders.


Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.





                                FORM 10-K
                   DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as a part of this report:

1.  Financial Statements
    -Independent Auditors' Reports on the financial statements.
    -Balance Sheets as of December 31, 1998 and 1999.
    -Statements of Operations for the years ended December 31, 1997, 1998 and 1999.
    -Statements of Shareholders' Equity for the years ended December 31,
     1997, 1998 and 1999.
    -Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.
    -Notes to Financial Statements.

The Financial Statements listed above are all incorporated by reference to pages 33 through 54 of Exhibit 3 to this Form 10-K.

2.  Financial Statement Schedules

               Index                                   Schedule No.   Page No.
Independent Auditors' Report on Financial                   --           16
Statement Schedule as of and for the year ended December 31, 1999

Independent Auditors Report on Financial                    --           17
Statement Schedule as of and for the years ended December 31, 1998 and 1997

Valuation and Qualifying Accounts                           II           18


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

3.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           Exhibit 13:  1999 Annual Report to Security Holders.

     (b)   Reports on Form 8-K:

           A Form 8-K, dated December 17, 1999, was filed by the Registrant during the quarter ended December 31, 1999 reporting the resignation from the Company's Board of Directors of Mr. David M. Pomerance for personal reasons.





                         INDEPENDENT AUDITORS' REPORT









Board of Directors
Dynamic Healthcare Technologies, Inc.:

The audit referred to in our report dated February 11, 2000 relating to the financial statements of Dynamic Healthcare Technologies, Inc., which is contained in Item 8 of this Form 10-K incorporated by reference the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                                        /S/BDO SEIDMAN LLP
                                                        BDO SEIDMAN LLP




Orlando, Florida
February 11, 2000





                          INDEPENDENT AUDITORS' REPORT









Board of Directors
Dynamic Healthcare Technologies, Inc.:

Under date of February 19, 1999, we reported on the consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998 and the related statements of operations, shareholders' equity and cash flows for the years then ended, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related 1997 and 1998 information in the consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1997 and 1998 information in this consolidated financial statement schedule based on our audits.

In our opinion, such 1997 and 1998 information in the consolidated financial statement schedule, when considered in relation to the basic 1997 and 1998 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        /S/KPMG LLP
                                                        KPMG LLP




Orlando, Florida
February 19, 1999






                          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                            VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                      Schedule II




                            Balance At   Charged to  Write-Offs,
                           Beginning of  Costs and  Retirements &    Balance At
Description                    Year       Expenses   Collections     End of Year

Year Ended December 31, 1997:

Allowance for Doubtful
   Accounts Receivable      $  326,102   $    --     $   19,046     $  307,056
Accumulated Amortization
   of Capitalized Software
   Development Costs        $3,368,300   $1,484,276  $   23,305     $4,829,271

Year Ended December 31, 1998:

Allowance for Doubtful
   Accounts Receivable      $  307,056   $  206,805  $  153,861     $  360,000
Accumulated Amortization
   of Capitalized Software
   Development Costs        $4,829,271   $1,756,798  $      --      $6,586,069

Year Ended December 31, 1999:

Allowance for Doubtful
   Accounts Receivable      $  360,000   $  242,993  $  143,232     $  459,761
Accumulated Amortization
   of Capitalized Software
   Development Costs        $6,586,069   $2,077,643  $       --     $8,663,712




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

DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
Commission File No. 0-12516
IRS E.I.N. 59-3389871

By:  /S/PAUL S. GLOVER                                   Date:  March 9, 2000
Paul S. Glover
Vice President of Finance,
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                  Title                              Date

/S/JERRY L. CARSON      Chairman of the Board                      March 9, 2000
Jerry L. Carson

/S/MITCHEL J. LASKEY    President, CEO, Treasurer & Director       March 9, 2000
Mitchel J. Laskey

/S/PAUL S. GLOVER       Vice President of Finance, CFO & Secretary March 9, 2000
Paul S. Glover

/S/THOMAS J. MARTINSON 	Director                                   March 9, 2000
Thomas J. Martinson

/S/BRET R. MAXWELL      Director                                   March 9, 2000
Bret R. Maxwell

/S/DANIEL RAYNOR        Director                                   March 9, 2000
Daniel Raynor






                                     FORM 10-K
                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 INDEX TO EXHIBITS




             Description of Exhibits                                Page Number

Exhibit 13  Annual Report to Shareholders of Dynamic Healthcare
            Technologies, Inc. for the fiscal year ended
            December 31, 1999.                                           22





                                     FORM 10-K
                        DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     EXHIBIT 13



                          Annual Report to Shareholders
                     of Dynamic Healthcare Technologies, Inc.
                   for the Fiscal Year Ended December 31, 1999





                                OUTSIDE FRONT COVER



                      Dynamic Healthcare Technologies, Inc.

                               1999 Annual Report





                                INSIDE FRONT COVER


Dynamic Healthcare Technologies, Inc. is a leader in providing advanced information technologies for the healthcare industry. Dynamic's enterprise information solutions enable healthcare providers to capture, manage and share electronic health information across the continuum of care.



                                      Contents



Company Profile.......................................................

Selected Financial Data...............................................

Fellow Shareholders...................................................

Focus & Execution Creating Value......................................

Management's Discussion and Analysis..................................

Financial Statements and Notes........................................

Independent Auditors' Report..........................................

Board of Directors and Officers.......................................

Shareholders Information..............................................





                               SELECTED FINANCIAL DATA
                         FIVE YEARS ENDED DECEMBER 31, 1999

                (In thousands except per share data and current ratio)

The following selected financial data for the five years ended December 31, 1999, were derived from the financial statements of Dynamic Healthcare Technologies, Inc. These data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included herein.



                                        1995    1996(1)   1997   1998      1999

Operating Revenues                     $12,088  $19,826 $36,545 $25,829  $35,143

Net Earnings (Loss) from
  Continuing Operations                   (590) (15,618)  1,043  (9,013)     854

Net Earnings (Loss) Per Common Share     (0.09)   (1.72)   0.06   (0.50)    0.04

Working Capital                          2,274    9,191   6,534    (255)   2,078

Current Ratio                             1.56     1.80     1.5    9.98     1.17

Total Assets                            11,557   31,825  32,977  30,604   29,660

Long-Term Liabilities                    2,786      591     454   1,871    1,545

Shareholders' Equity                     4,703   19,771  21,423  14,626   15,921


The Company has declared no cash dividends on common stock since its inception.

(1) Includes the operating results and related financial information since the acquisitions of Dimensional Medicine, Inc. ("DMI"), on May 1, 1996 and Collaborative Medical Systems, Inc. ("CoMed"), on December 17, 1996, including the non-recurring write off of in-process research and development of 15,057,569 or $1.63 per common share, in connection with the CoMed acquisition. Both of these acquisitions were accounted for as purchase business combinations.





Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

Overview

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") is a leading provider of Internet and image-, voice-, and web-enabled information systems for clinical services departments and facilities. The Company's product line is a suite of solutions for anatomic pathology, radiology, laboratory, surgical services and health information management. In 1999, the Company launched a strategic initiative to move into the e-Health arena by converging its traditional clinical applications with emerging Internet technologies. The resulting e-Health solutions enable physicians, clinicians, and departmental staff both inside and outside the healthcare facility, to use Dynamic's systems over the Internet, thereby extending their reach to remote hospitals, outreach service locations, reference labs, physician offices and homes. An e-Health solution set positions the Company to assume a leadership role in the multi-billion dollar e-Health business to business (B2B) marketplace. The Company is also moving forward with plans to package and deliver its software and services on a "fee-per-use" basis through an Application Solution Provider
(ASP) model.

Dynamic's information systems contribute to higher quality and more cost-effective delivery of care and make it possible to have access to information "anytime/anywhere." Dynamic is headquartered in the greater Orlando area and has a key operations and development center near Boston. The Company provides support for all of its systems and also offers integration and other consulting services.

Dynamic currently serves more than 650 customers, most located in the United States. Key customers include Massachusetts General Hospital, Methodist Hospital of Memphis, Orlando Regional Health System, University of North Carolina Hospitals, University of Pittsburgh Medical Center Health System, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and Medical College of Virginia.

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

In addition, during 1998 the Company reengineered its internal process of development, customer support and product installations. This reengineering resulted in the consolidation of three facilities into the Lake Mary headquarters, a common structure to the Company's product line which permitted a higher level of cross utilization of technical professionals for development, support and installation services, and was expected to provide significant anticipated future cost efficiencies. Base quarterly operating expenses, defined as total operating expenses less the cost of products sold, sales commissions and customer billable expenses, was reduced to a budgeted amount of approximately $6.4 million for the first quarter of 1999 compared to $8.1 million in the first quarter of 1998.






During the third quarter of 1999 the Company announced a realignment plan. This realignment was designed to provide a single focus to the development, marketing, sales and support of the Company's information systems. It also established specific cost reductions, revenue improvement and customer satisfaction objectives and anticipated future cost efficiencies. In connection with the plan, a total of seventeen employees were terminated and the Company incurred $524,000 of one time termination benefits.

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

Cost of products sold includes the cost of hardware sold, costs of third party software licenses and hardware support subcontracts. Client service expense includes the direct and indirect costs associated with implementation and support personnel. Software development costs include the direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, reduced by capitalized software development costs. Software development costs are expensed until such time as technological feasibility is established and then are capitalized in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software amortization is separately stated. Sales and marketing costs include direct and indirect salaries, commissions, joint marketing costs, advertising, trade show costs, user group cost and travel and entertainment expenses related to the sale and marketing of the Company's products and services. General and administrative expenses include salaries and expenses for corporate administration, financial, legal and human resources.

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







Results of Operations

The following table sets forth, for each of the periods indicated, certain selected statement of operations data expressed as a percentage of total operating revenues:

                                                     1997     1998     1999
Operating revenues:

  Computer system equipment sales and support       14.1  %   10.2 %    12.3 %

  Application software licenses                     35.4      20.9      27.7

  Software support                                  30.0      45.4      33.3

  Service and other                                 20.5      23.5      26.7

     Total operating revenues                      100.0     100.0     100.0

Costs and expenses:

  Cost of products sold                             14.5      12.6      17.8

  Software amortization                              4.1       6.8       5.9

  Client services expenses                          31.0      42.4      28.1

  Software development costs                        12.1      18.9      13.4

  Sales and marketing                               24.9      36.5      18.7

  General and administrative                        12.5      17.8      11.6

  Realignment costs                                  --        --        1.5

       Total costs and expenses                     99.1     135.0      97.0

Operating income (loss)                              0.9     (35.0)      3.0

Other income (expense)                               2.0       0.1      (0.5)

Income taxes                                          --        --        --

Net earnings (loss)                                  2.9 %   (34.9) %    2.5 %




Year ended December 31, 1999 compared to the Year Ended December 31, 1998

Revenues. During the year ended December 31, 1999 the Company reported revenues of $35,143,000, an increase of $9,314,000 or 36% from revenues of $25,829,000 for 1998. The Company's radiology system revenues increased by $4,416,000, from $5,063,000 recognized during the 1998 to $9,479,000 recognized during 1999. Pathology revenue for 1999 increased by $3,909,000 to $14,735,000 from $10,826,000 during 1998. Similarly, laboratory information system revenues for 1999 also increased by $643,000 to $8,245,000 from $7,603,000 during 1998. Revenues from the Records Plus product line increased by $592,000 from $1,934,000 to $2,526,000 comparing 1998 to 1999, respectively. As previously mentioned, during 1997 the Company introduced new technology product releases in virtually every market segment in which the Company competes. Lengthy initial sales cycles significantly impacted 1998 performance, while record fourth quarter 1998 sales bookings, and the resulting record high new systems backlog as of December 31, 1998, resulted in increased system implementations during 1999.

Computer system equipment sales and support revenues increased by $1,659,000 to 12.3% of total revenues for 1999 compared to 10.2% for 1998. Management attributes the increase to the increased implementation of new system sales and does expect a higher involvement in the delivery of computer hardware to customers in connection with the Company's increasing emphasis of offering a sole source solution to customers.

Application software license revenue during 1999, increased by $4,349,000 over 1998, from $5,396,000 to $9,745,000, and similarly service and other revenue increased by $3,313,000 to $9,386,000 from $6,073,000. These increases principally result from the increased implementation of new system sales.

Software support revenues modestly decreased by $7,000 to $11,716,000 for 1999, compared to $11,723,000 for 1998. During 1998 the Company announced the discontinuance of support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to grow with the implementation of new system sales. As of December 31, 1999, the recurring annualized billable support base was $12.3 million, and an additional $2.3 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for 1999 increased to 17.8% from 12.6% for 1998. Hardware and application software license revenues during 1999 similarly increased to 40.0% from 31.1% of total revenues for 1998, due to the significant increase in new system implementations.

Client Services Expense. Client services expense for 1999 decreased $1,078,000 to $9,880,000 from $10,958,000 for 1998, decreasing as a percentage of sales from 42.4% to 28.1%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions.

Software Development Costs. Software development costs for 1999 decreased to 13.4% of total operating revenues from 18.9% incurred during 1998. This $180,000 net decrease in software development expense resulted despite a $1,078,000 reduction in capitalized software development costs from $3,174,000 capitalized during 1998 to $2,096,000 capitalized during 1999, which increased the expense. In effect, a real reduction in total software development departmental costs of $1,258,000 occurred in 1999, as compared to 1998. Although development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product, this reduction in the level of investment in new product development reflects the relatively recent wholesale product line introductions made by the Company.

Sales and Marketing. Sales and marketing costs for 1999 as a percentage of total revenues, decreased to 18.7% from 36.5% for the same period of 1998. This decrease of $2,840,000 from $9,430,000 to $6,590,000 in sales and marketing expenses is despite an increase in sales commissions incurred for 1999 of $462,000 from $1,063,000 incurred during 1998 to $1,525,000 incurred during 1999, resulting from increased sales closings. This translates to a base sales and marketing cost reduction of approximately $3,302,000 attributed to the sales realignment program undertaken in 1998, in connection with the Company's cost reduction plan.





General and Administrative Expenses. General and administrative expenses for 1999 decreased by $536,000 and decreased to 11.6% of total revenues from 17.8% incurred during 1998. This decrease was despite an increase of $382,000 in amounts accrued under the Company's Management Incentive Compensation Plan ("MIC Plan"). The Company did not pay any MIC Plan compensation for 1998. General and administrative costs for 1999 compared to the same period in 1998, include reductions in salaries and professional services of $544,000, office rent expense of $164,000 telephone expenses of $269,000, supplies of $72,000 and mail delivery costs of $49,000, principally attributed to the office consolidation and realignment efforts.

Realignment Costs. During the third quarter of 1999 the Company announced a realignment plan. This realignment was designed to provide a single focus to the development, marketing, sales and support of the Company's information systems. It also established specific cost reductions, revenue improvement and customer satisfaction objectives and anticipated future cost efficiencies. In connection with the plan, a total of seventeen employees were terminated and the Company incurred $524,000 of one time termination benefits.

Other Income (Expense). The Company incurred $202,000 of net other expense for 1999 compared to $41,000 of net other income reported for 1998. Net interest income was $180,000 during 1998 as compared to net interest expense during 1999 of $176,000 due to the cash used by operating and investing activities during 1998, and increased borrowings on the line of credit during 1999. In addition, the Company incurred approximately $139,000 in losses on sale of fixed assets in connection with the office consolidation in 1998 and $26,000 in 1999.


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

Application software license revenue during 1998, decreased by $7,521,000 from $12,917,000 in 1997 to $5,396,000. The Company recognized initial pathology application software license revenue of $2,777,000 under the Sunquest Agreement and $100,000 of additional licenses thereunder during 1997. Only $100,000 of application software license revenue was recognized under the Sunquest Agreement during 1998. Also, during 1998, the Company recognized only $27,000 of pathology application software license revenue from government customers. This represents a $1,902,000 decrease from the $1,929,000 of application software license revenue recognized during 1997 through deliveries under a completed U.S. Government sub-contract agreement. In addition, other pathology application software license revenue decreased by $750,000 principally due to the timing of sales cycles following the introduction of the CoPath Client Server product in March 1997. As a result, pathology application software license revenue decreased by $5,429,000. Laboratory software application license revenue for 1998 increased by $15,000. The Premier Series laboratory information system was acquired in May 1997 with the acquisition of Dynacor, Inc. accounted for as a pooling of interests. Initial new laboratory sales cycles were disrupted by the consolidation process and integration with the Company's LabPro 2000 laboratory information system. The increase in laboratory system application revenues during 1998 has principally resulted from successful customer migrations. Radiology software application license revenues for 1998 declined by $1,344,000 compared to 1997. This primarily resulted from the introduction of the new RadPlus client server version released for general availability in December 1997 disrupting sales cycle for the older
technology.   In addition, a multi-site radiology information system sale resulted in $1,488,000 of application software license revenue during 1997.






There was no multi-site radiology revenue during 1998.   Electronic health
record application software license revenues declined by $717,000 due to lengthening sales cycles caused by market impacts related to year 2000 concerns, the growing influence of managed care, and new product releases.

Software support revenues increased $745,000 to $11,723,000 for 1998, compared to $10,978,000 for 1997. This increase is principally attributable to successful implementations of new systems. As of December 31, 1998, the recurring annualized billable support base was $12.1 million, with an additional $2.1 million of annualized software support revenue anticipated to be generated from delivery of the Company's existing new systems backlog.

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

Client Services Expense.  Client services expense for 1998 decreased
$363,000 to $10,958,000 from $11,321,000 for 1997, increasing as a percentage of sales from 31.0% to 42.4%. The Company previously reported increased staffing in connection with the 1996 acquisition of DMI and CoMed, the introduction of the DynamicVision product line in November 1996, and new product releases in 1997. During 1997, the Company released for general availability client server versions of CoPath (March 1997), and RadPlus (December 1997), and new releases of PACSPlus (October 1997), and Dynamic RecordPlus (October 1997). The unanticipated elongation of initial product sales cycles for these new products resulted in a significant decline in quarterly revenues and a disproportionate burden in client services expense. However, the Company decreased client services expenses while introducing these new products.

Software Development Costs. Software development costs for 1998 increased to 18.9% of total operating revenues from 12.1% incurred during 1997. Development efforts continued as part of the Company's overall growth strategy. As such, the Company capitalized $3,174,000 or 39.4% of total software development costs during 1998 compared to $3,906,000 or 46.9% of total software development costs for 1997. The development effort during 1998 resulted in new releases and enhancements to the Company's client server products.

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

General and Administrative Expenses. General and administrative expenses for 1998 increased by $51,000 to 17.8% of total revenues from 12.5% incurred during 1997. During 1998 the Company completed a functional reorganization and streamlining plan. The Company re-engineered its internal development, customer support and product installation processes, resulting in consolidation of three facilities into the Lake Mary headquarters. The re-engineering accompanied the progression to a common structure to Dynamic's product line, a move which permits more cross utilization of technical professionals for development, support and installation services, and is expected to provide significant future cost efficiencies. Base quarterly operating expenses - defined as total operating expenses less the cost of products sold, sales commissions and customer billable expenses - were reduced to approximately $6.4 million for the first quarter of 1999 compared to $8.1 million during the first quarter of 1998. The cost savings from completion of the plan, together with a $279,000 reduction in expenses accrued under the Company's management incentive compensation plan for 1998, were more than offset by increases in bad debt charges of $207,000, teambuilding expenses of $112,000, $125,000 in litigation settlement costs with the Company's former President and CEO, and $319,000 in non-recurring severance and termination benefits incurred in connection with the plan.





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

Liquidity and Capital Resources

As of December 31, 1999 the Company had cash equivalents of $1,818,209 and working capital of $2,077,628, and a working capital ratio of 1.17 to 1.

Accounts receivable and unbilled receivables as of December 31, 1999 increased from similar balances on December 31, 1998 by $2,154,000, or an increase of 22.9%. These balances, however, as a percentage of the Company's total annualized revenues decreased to 33.0% as of December 31, 1999 compared to 36.5% one year prior. As a result, days sales outstanding in accounts receivable and unbilled receivables decreased to120.3 days as of December 31, 1999, compared to 133.2 days as of December 31, 1998. Customer Year 2000 remediation efforts resulted in a significant fourth quarter 1999 concentration of billing milestones associated with completion of live installations prior to year end.

Contracts receivable as of December 31, 1999 decreased $869,000 to $897,000 as compared to the balance of $1,766,000 on December 31, 1998. The Company entered into a licensing agreement with Sunquest Information Systems, Inc. resulting in initial licensing fees receivable in three installments of $1,000,000 each. The first installment was collected upon signing on February 7, 1997, the second installment was collected in 1998, and the final installment was collected in the first quarter of 1999. The remaining change in contracts receivable is attributable to scheduled collections on monthly installment receivables from customers.

Other current assets as of December 31, 1999 decreased $596,000 to $717,000 from the 1998 year end balance of $1,313,000. Deferred sales commissions declined by $375,000 and resale inventory declined by $226,000. These decreases occurred principally as a result of the decrease in fourth quarter new systems sales bookings made during 1998 of $7.5 million compared to the $3.4 million in such bookings made during the fourth quarter of 1999. Customer focus on Year 2000 remediation efforts contributed to this decrease in new system sales bookings.

During 1999 the Company capitalized $2,096,000 of software development costs and purchased $281,000 of additional property and equipment. Significant development efforts resulted in new releases and significant enhancements in both the RadPlus and CoPathPlus products. In addition, enhancements continued on PacsPlus, WebSight, Premier Series, RecordPlus and AccessPlus (formerly DynamicVision Desktop). The Company plans to significantly advance development of the perioperative information management system SurgiPlus and continues to enhance RadPlus, CoPathPlus, PACSPlus, WebSight and RecordPlus in 2000. No significant property purchases are currently planned.

Accounts payable and accrued expenses decreased $1,190,000 to $3,042,000 as of December 31, 1999 from $4,232,000 as of December 31, 1998. In connection with the consolidation of Maitland, Apple Valley and Minnetonka offices to Lake Mary, Florida, as of December 31, 1998 the Company accrued $185,000 of lease termination costs and $175,000 of build-out costs, which were paid in 1999. Also included in accrued expenses as of December 31, 1998, was approximately $213,000 of severance and termination benefits associated with the Company's process re-engineering and cost reduction plan, also paid in 1999. In addition, commissions payable as of December 31, 1999 decreased by $375,000 compared to the balance one year prior, principally as a result of record new system sales bookings of $7.5 million made during the fourth quarter of 1998. New system sales bookings during the fourth quarter of 1999 were $3.4 million.

Advanced billings as of December 31, 1999 decreased by $441,000 to $1,387,000 from the 1998 year end balance of $1,828,000. This resulted principally from the decline in customer deposits on hand at December 31, 1999 compared to those resulting from the record fourth quarter sales bookings in 1998.






As of December 31, 1999 the Company reported $983,000 of total current and non-current deferred lease incentives, and $1,173,000 on December 31, 1998. The lessor, in connection with the new Lake Mary office, provided approximately $1,237,000 of lease incentives which are being amortized evenly over the 78 month lease life, which began on September 1, 1998, as a reduction in office rent expense.

During 1999, the Company received $297,000 in proceeds from the exercise of Director and employee options and warrants and paid $160,000 in preferred stock dividends.

During 1999 the employer match contribution of $304,998 to the Company's 401(k) defined contribution savings plan was made through the issuance of 194,713 shares of the Company's common stock at an average price of $1.57 per share.

As of December 31, 1999 the Company had net operating loss carryforwards for federal income tax purpose of approximately $19.6 million, which can be used to offset Federal taxable income in future years. Future equity offerings combined with sales of the Company's equity during the preceding years may cause changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, which will limit the use of the Company's net operating loss carryforward existing as of the date of the ownership change. In the event the Company has taxable income in the future, a change of ownership under Section 382 may result in the application of such limitations and could have a material adverse effect on the Company.

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

Year 2000

The Company did not experience nor does it currently anticipate any material adverse effects on the Company's business, results of operations, or financial condition as a result of Year 2000 issues involving its internal use systems, third party products nor any of its software products. Costs incurred in readying for Year 2000 uncertainties, including contingency planning and remediation efforts were expensed as incurred. The Company does not anticipate any material costs remaining in connection with Year 2000 uncertainties.

Market Risk

The Company is exposed to interest rate changes primarily as a result of its variable rate line of credit used to finance the Company's short-term working capital needs and general corporate purposes. The Company's interest rate risk management objectives is to limit the impact of interest rate changes on earning and cash flows and to lower its overall borrowing costs.

The Company's market risks associated with its line of credit borrowings outstanding is that the interest rate under the line of credit agreement is based on the prime rate (8.5% as of December 31, 1999). The line of credit agreement expires on April 23, 2000. Fair value of the line of credit as of December 31, 1999 was equal to its carrying value of $700,000.







                        DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                            DECEMBER 31, 1998 AND 1999


                                                    1998            1999

ASSETS
Current assets:

    Cash and cash equivalents                   $  1,962,426     $ 1,818,209
    Accounts receivable, net                       6,847,498       8,590,441
    Unbilled receivables                           2,578,078       2,989,547
    Contracts receivable - current                 1,150,754         155,344
    Other current assets                           1,313,364         717,578
        Total current assets                      13,852,120      14,271,119

Property and equipment, net                        5,167,436       4,107,481
Capitalized software development costs, net        9,247,578       9,266,284
Goodwill, net                                      1,663,032       1,255,483
Contracts receivable - non-current                   615,645         741,444
Other assets                                          58,469          18,114
                                                $ 30,604,280     $29,659,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses       $  4,231,540     $ 3,041,799
    Deferred revenue                               6,729,436       6,577,199
    Advance billings                               1,828,351       1,387,119
    Line of credit                                   856,000         700,000
    Deferred lease incentives - current              190,231         190,231
    Other                                            271,735         297,143
        Total current liabilities                 14,107,293      12,193,491
Deferred lease incentives - non-current              982,862         792,632
Other                                                888,358         752,538
        Total liabilities                         15,978,513      13,738,661

Shareholders' equity:
    Series C redeemable convertible preferred
      stock ($.01 par value; issued and
      outstanding 1,000,000 shares with an
      aggregate liquidation preference of
      $2,000,000, as of December 31, 1999
      and a $.16 per share annual dividend).       1,811,327       1,811,327
   Common stock ($.01 par value; authorized
      40,000,000 shares; issued and outstanding
      18,271,251 and 18,814,887 shares in 1998
      and 1999, respectively).                       182,713         188,149
   Warrants                                            3,000           3,000
   Additional paid-in capital                     44,699,416      45,135,109
   Deficit                                       (32,070,689)    (31,216,321)
        Total shareholders' equity                14,625,767      15,921,264
                                                $ 30,604,280     $29,659,925

See notes to financial statements.






                          DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                 STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                             1997          1998       1999
Operating revenues:
 Computer system equipment

    sales and support                   $  5,154,256 $  2,637,601 $ 4,296,500
  Application software licenses           12,917,390    5,396,122   9,745,107
  Software support                        10,977,540   11,722,897  11,715,631
  Services and other                       7,495,923    6,072,679   9,386,162
     Total operating revenues             36,545,109   25,829,299  35,143,400
Costs and expenses:
  Cost of products sold                    5,321,053    3,242,556   6,237,188
  Software amortization                    1,484,276    1,756,798   2,077,643
  Client services expense                 11,321,158   10,958,132   9,880,115
  Software development costs               4,429,274    4,889,673   4,709,784
  Sales and marketing                      9,123,366    9,430,307   6,589,688
  General and administrative               4,554,028    4,605,237   4,068,990
  Realignment costs                               --           --     523,569
     Total costs and expenses             36,233,155   34,882,703  34,086,977
     Operating income (loss)                 311,954   (9,053,404)  1,056,423
Other income (expense):
  Interest expense and financing costs       (51,661)     (94,049)   (277,075)
  Gain (loss) on disposal of property         28,100     (139,063)    (25,940)
  Interest income                            754,565      273,826     100,960
      Total other income (expense)           731,004       40,714    (202,055)
Earnings (loss) before income taxes        1,042,958   (9,012,690)    854,368
Income taxes                                      --           --          --
Net earnings (loss)                      $ 1,042,958 $ (9,012,690) $  854,368

Net earnings (loss) available for
   common shareholders                   $ 1,042,958 $ (9,080,245) $  694,368

Earnings (loss) per common share
      Basic and diluted                  $      0.06 $      (0.50) $      .04

Weighted average number of common
   shares outstanding                     17,905,214   18,127,641  18,578,573


See notes to financial statements






                            DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                          Additional
                    Series CM  Series C          Common   Paid-In
                    Preferred Preferred Warrants Stock    Capital     Deficit
Balance,
 December 31, 1996   $    60 $       - $    - $170,072 $43,701,731 $24,100,957
  Conversion of Series
    CM Preferred Stock   (60)        -      -    5,650      (5,590)          -
  Exercise of Stock
   Options & Warrants      -         -      -    3,721      384,387          -
  Employee Stock
   Purchase Plan           -         -      -      639      220,179          -
  Net income               -         -      -        -            -  1,042,958
Balance,
 December 31,              -         -      -  180,082   44,300,707(23,057,999)

  Issuance of Series C
   Preferred Stock and
   Warrants in Private
   Placement Transaction   - 1,811,327  3,000        -            -          -
   Exercise of Stock
    Options                -         -      -      271       54,167          -
   Employee Stock
    Purchase Plan          -         -      -      510       80,523          -
   Employee 401(k)
    Plan Match             -         -      -    1,850      331,574          -
   Preferred Stock
    Dividends              -         -      -        -      (67,555)         -
   Net loss                -         -      -        -            - (9,012,690)

Balance,
 December 31, 1998         - 1,811,327  3,000   182,713   44,699,416(32,070,689)
  Exercise of
   Stock Options           -         -      -    2,077      211,298           -
  Employee Stock
   Purchase Plan           -         -      -    1,280       82,251           -
  Employee 401(k)
   Plan Match              -         -      -    2,079      302,144           -
  Preferred Stock
   Dividends               -         -      -        -     (160,000)          -
  Net income               -         -      -        -            -     854,368
Balance,
 December 31, 1999    $    -$1,811,327$ 3,000 $188,149  $45,135,109$(31,216,321)


See notes to consolidated financial statements.







                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                              STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                              1997         1998          1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                       $ 1,042,958 $  (9,012,690) $   854,368
Adjustments to reconcile net earnings
 (loss) to net cash Provided (used)
  by operating activities:
      Depreciation and amortization         3,016,713     3,323,374   3,571,501
      Book value of disposed property          20,074       181,828      66,249
      Employer 401(k) contributions not
       requiring cash                              --       333,424     304,224
      Provision for doubtful accounts
       receivable                                  --       206,805     242,993
Changes in assets and liabilities:
      Accounts receivable                    (440,096)     (987,998) (1,985,936)
      Unbilled receivables                   (788,889)      322,624    (411,469)
      Contracts receivable                 (2,399,515)    1,325,952     869,611
      Other                                    73,144      (194,955)    805,018
      Accounts payable and accrued expenses   193,219     1,208,181  (1,189,741)
      Deferred revenue                      1,302,856       273,316    (152,237)
      Advance billings                     (1,718,541)      568,475    (441,232)
        Net cash provided (used) by
         operating activities                 301,923    (2,451,664)  2,533,349

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized software development costs(3,906,254)   (3,174,028) (2,096,349)
     Purchases of property and equipment   (1,841,306)   (1,142,941)   (280,828)
     Restricted cash released/(deposited)      60,000            --          --
        Net cash used by investing
           activities                      (5,687,560)   (4,316,969) (2,377,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under line of
   credit, net                                     --       856,000    (156,000)
  Proceeds from issuance of common stock      608,926       135,471     296,905
  Proceeds from issuance of Series C
   Preferred Stock and Warrants                    --     1,814,327          --
  Payment of preferred stock dividends             --       (67,555)   (160,000)
  Borrowings (repayments) capital lease
   obligations and other debt                (208,040)     (472,869)   (281,294)
        Net cash provided (used) by
           financing activities               400,886     2,265,374    (300,389)

Net increase (decrease) in cash and
   cash equivalents                        (4,984,751)   (4,503,259)   (144,217)
Cash and cash equivalents,
   beginning of year                       11,450,436     6,465,685   1,962,426
Cash and cash equivalents, end of year   $  6,465,685  $  1,962,426 $ 1,818,209

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Interest paid                        $     51,661  $     94,049 $   271,951

NON-CASH TRANSACTIONS:
    Furniture and fixtures under
     capital lease                       $         --  $    492,495 $        --
    Leasehold incentives received        $         --  $  1,236,503 $        --


See notes to financial statements.






                        DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

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

The Company - On May 1, 1996, Dimensional Medicine, Inc. ("DMI") was purchased by and merged into DMI Acquisition Corporation ("DMIAC"), a newly formed wholly owned subsidiary of the Registrant. The transaction was consummated by purchasing all of the outstanding common stock and retiring and assuming certain debt obligations of DMI. The acquisition has been accounted for using the purchase method. On September 2, 1996, DMIAC was merged with and into the Company.

On December 17, 1996, Collaborative Medical Systems, Inc. ("CoMed") was purchased by and merged into Collaborative Medical Systems Corp. ("CMSI"), a newly formed wholly owned subsidiary of the Registrant. The transaction was consummated by purchasing all of the outstanding stock of CoMed using both available cash, and common and preferred stock of the Company. The acquisition was accounted for using the purchase method. On September 25, 1999 CMSI was merged with and into the Company

Accounts Receivable - Accounts receivable is stated at net book value less an allowance for doubtful accounts of $307,000, $360,000, and $460,000 for the years ended December 31, 1997, 1998, and 1999, respectively. Bad debt expense for each of the years ended December 31, 1997, 1998, and 1999 was $0, $206,805, and $242,993, respectively.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, ranging from five to ten years, using the straight-line method.

Software Development Costs - Costs incurred to establish the technological feasibility of computer software products are research and development costs and are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Amortization of capitalized software development costs for the years ended December 31, 1997, 1998 and 1999 were $1,484,276, $1,756,798, and $2,077,643, respectively. Accumulated amortization of capitalized software development costs is $4,829,271, $6,586,069, and $8,663,712 at December 31, 1997, 1998,
and 1999, respectively. Capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the products (initially five years) or the ratio of current revenues to current and anticipated revenues for the product, whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed. No such expense has been recorded for the years ended December 31, 1997, 1998 and 1999.

Goodwill - Goodwill is stated at cost less accumulated amortization.
Goodwill is amortized using the straight-line method over a period of seven years. Amortization of goodwill for the years ended December 31, 1997, 1998, and 1999 was $408,000, $407,549, and $407,549, respectively. Accumulated goodwill amortization as of December 31, 1997, 1998, and 1999 was $782,556, $1,189,805, and $1,597,354, respectively. The Company assesses the recoverability of goodwill based upon projected operations over a period which represents the approximate remaining life of goodwill. The Company evaluates the recoverability of goodwill based on this forecast of future cash from operations and income, and using an undiscounted rate that reflects the Company's average cost of funds.






Revenues - Revenues are derived from the sale of computer hardware, licensing and sub-licensing of software, professional and technical consulting services, and maintenance and support services. Each customer contract is negotiated separately. Application software licenses, other than software customizations, and computer system equipment revenues are recorded when they are delivered. Installation and training revenues, which are included with services and other revenues in the statements of operations, and customized software revenues are recognized on a percentage-of-completion method based upon completion of specified milestones. Software support revenues principally include contracts for continuing support services which cover a specific period, and from which revenue is recognized ratably over the period of the contract. Also included in software support revenue are revenues from other significant continuing obligations and post contract support obligations, which are typically under separate contract and are recognized as the services are performed. Other service revenues are recognized as the services are performed.

Employee Benefit Plan - The Company has a 401(k) defined contribution savings plan covering all full-time employees. Eligible employees may elect to defer up to 20% of their compensation, but limited to the maximum allowed by the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors and amounted to $420,487, $349,454, and 304,998 in 1997, 1998 and 1999, respectively. During 1999 the employer match contribution for 1998 and 1999 were made through the issuance of 208,823 and 194,713 of the Company's common stock, respectively.

Stock-Based Employee Compensation Plans - The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 for options issued to employees.

Income Taxes - Deferred income taxes are provided on items that are recognized in different reporting periods for financial accounting and income tax purposes using the then enacted tax rates.

Earnings Per Share - Basic earnings per share is computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding plus potential common stock which would arise from the exercise of stock options and warrants, if dilutive.

The following is a reconciliation of basic net earnings (loss) per share for the years ended December 31, 1997, 1998 and 1999:


                                             1997       1998        1999


Net earnings (loss)                     $ 1,042,958 $(9,012,690) $    854,368
Preferred stock dividends                         -     (67,555)     (160,000)
Earnings (loss) available for common
  shareholders                          $ 1,042,958 $ (9,080,245)$    694,368

Average shares outstanding
  -Basic                                 17,905,214   18,127,641   18,578,573
Diluted effect of options and warrants      526,200            -      295,128
Average shares outstanding
  -Diluted                               18,431,414   18,127,641   18,873,701
Earnings (loss) per share
  -Basic and diluted                    $      0.06 $      (0.50)$       0.04






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

Concentration of Credit Risk - The Company generates revenue primarily through sales to entities operating within the healthcare industry located throughout the United States. Due to this concentration, substantially all receivables at December 31, 1998 and 1999, are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other conditions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash in deposits with major financial institutions, in U.S. government agency securities and in commercial paper of companies with strong credit ratings. Generally, the investments mature within 90 days and, therefore, are subject to little risk. The Company has not experienced losses related to these investments.

Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:
The fair value of cash and cash equivalents, trade receivables and trade accounts payable approximate their carrying amounts because of the short maturity of those instruments. The fair value of contract receivables approximates its carrying value, and is estimated by discounting the guaranteed minimum payments and unguaranteed contract residuals at the imputed incremental borrowing rates of the related customers (see also Note C herein). The fair value of bank note payable and line of credit are estimated based on the current rates available to the Company for debt of the same remaining maturities and approximates its carrying amount.

Segment Information - The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

Reclassifications - Certain prior year balances have been reclassified to conform to the 1999 presentation.

B.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              December 31,
                                                            1998       1999


Furniture and fixtures                                  $  1,245,211 $ 1,224,039
Equipment                                                  6,848,943   6,954,570
Leasehold improvements                                     1,553,173   1,558,386
                                                           9,647,327   9,736,995
Less accumulated depreciation and amortization             4,479,891   5,629,514
                                                        $  5,167,436 $ 4,107,481


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

Also included in contracts receivable are other amounts due from customers in monthly installments of principal and interest with initial terms ranging from one to five years. The future minimum principal payments to be received under contract receivables as of December 31, 1999 are summarized as follows:


                  Year Ended December 31,

                           2000                      $  155,344
                           2001                         145,403
                           2002                          70,644
                           2003                         439,387
                           2004                          66,974
                           Thereafter                    19,036
                           Total                     $  896,788


D.  LEASE OBLIGATIONS

On September 1, 1998 the Company relocated its corporate headquarters to Lake Mary, Florida.

Capital Leases

In connection with the Company's relocation, in September of 1998, the Company leased furniture and fixtures under a capital lease obligation. The capital lease obligation requires 36 non-cancelable monthly installments of $15,837 which began in October 1998, bears an interest rate of 9.8% and provides for a $100 purchase option to the Company at lease expiration in October 2001. Furniture and fixtures under the capital lease obligation are summarized as follows, as of December 31, 1998 and 1999:


                                                1998                1999

    Cost                                     $ 523,049           $ 523,049
    Accumulated Depreciation                   (33,100)           (113,569)
    Net Book Value December 31, 1999         $ 489,949           $ 409,480


Minimum future lease payments under the capital lease obligation as of December 31, 1999 are summarized as follows:


         Year Ended December 31,

              2000                                                $ 190,044
              2001                                                  142,533
                                                                    332,577
              Less:  Amount representing interest                   (28,092)
                                                                    304,485
              Less:  Current portion of capital lease obligation   (167,585)
              Non-current portion of capital lease obligation     $ 136,900


The capital lease obligation balances are included with other current and non-current liabilities on the balance sheet.

Operating Leases

The Company leases office space under non-cancelable operating leases. The leases call for monthly payments over terms of 60 to 78 months and include renewal options. Total rent expense on all operating leases was $1,217,000, $1,609,000, and $1,445,000 for the years ended December 31, 1997, 1998 and
1999, respectively.





The future minimum rental payments under operating leases as of December 31, 1999 are as follows:


     Year Ended December 31,

              2000                   $  1,923,580
              2001                      2,022,726
              2002                      2,040,914
              2003                      2,059,640
              2004                      1,994,816
              Thereafter                  183,684
              Total                   $10,225,360


Deferred Lease Incentives

In connection with the lease of the Lake Mary office space the Company was provided $1,236,503 of lease incentives, which are being amortized on a straight line basis over the 78 month lease term beginning September 1, 1998, as a reduction in office rent expense. During 1999, the Company recognized $190,230 of deferred lease incentive against office rent expense.

E.  NOTE PAYABLE

Included in other current and non-current liabilities is a note payable (the "Note"). The Note is payable in fixed monthly installments of $7,228, bears fixed interest at a rate of 8.74%, and matures on February 1, 2003. On December 31, 1999 current and long-term portions on the Note were $68,536 and $170,648, respectively.

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

As of December 31, 1999, maturities pursuant to the Note are as follows:


    	Year Ended December 31,
              2000                   $   68,536
              2001                       74,772
              2002                       81,575
              2003                       14,301
              Total                   $ 239,184


F.  LINE OF CREDIT

On July 24, 1998 the Company entered into a $5,000,000 Revolving Line of Credit Agreement with Silicon Valley Bank, a commercial bank ("Bank"). The Revolving Line of Credit Agreement is secured by all existing Company assets and matures on April 23, 2000. Interest thereon is payable monthly in arrears at the Bank's prime rate (8.5% on December 31, 1999). Future borrowing capacity is contingent on the Company's compliance with a minimum quick ratio (as defined) of 1.25 to 1, and maintaining profitable quarterly operations in excess of any increase in the carrying value of capitalized software development costs in 1999, at which time the borrowing capacity will be limited to the lessor of $5,000,000 or 70% of qualified receivables. As of December 31, 1999 borrowings against this line of credit were $700,000, and $156,616 of interest expense on the line of credit had been recognized in 1999.

G.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 29, 1998 the Company issued 1,000,000 shares of Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction, which resulted in net proceeds to the Company of $1,814,000. The Series C Preferred Stock is convertible on a share for share basis to Common Stock, is non-voting, carries a $.16 per share cumulative annual dividend payable calendar quarterly in arrears, has a liquidation preference of $2.00 per share, may be automatically converted upon the Company's Common Stock sustaining sufficient trading at or above $4.00, and is redeemable by the Company on or after July 29, 2000 at a price of $2.00 per share. The Warrants are exercisable at $2.25 per Common Share at any time on or before July 29, 2003. On September 29, 1998 common stock underlying the Series C Preferred Stock and Warrants ("Securities") was registered under the Securities Act of 1933, as amended. On December 31, 1998 and December 31, 1999 all of the then accrued Series C Preferred Stock dividends aggregating $67,555 and $160,000, respectively, were declared and paid.

H.  CAPITAL STOCK, WARRANTS AND OPTIONS

During 1993, the shareholders approved and the Company adopted a stock warrant and option plan for directors and management employees (the "D&M Plan"), whereby 250,000 shares of common stock were reserved for issuance. During 1997, the shareholders approved increasing shares reserved for issuance pursuant to the D&M Plan to 650,000. Under the D&M Plan directors' and management employee warrants are five year warrants which vest under varying terms and are issued at an exercise price equal to the market price of the Company's common stock on the date of grant. During 1995, the shareholders approved an amendment to the D&M Plan to conform the terms of vesting to 40% upon grant plus 20% per year for each of three years thereafter, and to provide for early vesting upon death or employment termination without cause for all future options granted under the D&M Plan. Additionally, annual warrants are issued to certain outside directors at the beginning of that director's third consecutive term in office. Each annual warrant is for 5,000 shares of the Company's Common Stock, has a five year term, has an exercise price equal to the average of the closing bid and ask prices of the Company's Common Stock on the date of issuance, and is fully vested upon issuance. At December 31, 1999 the Company had stock warrants and options outstanding to purchase shares of its common stock under the D&M Plan as follows:


                    Number      Presently     Price       Year      Expiration
                   of Shares   Exercisable   Per Share   Granted       Date
Directors'

Warrants:            5,000       5,000         $1.00       1995      June 2000
                     5,000       5,000         $1.97       1996      Mar. 2001
                    76,500      76,500         $6.06       1996      May 2001
                    10,000       8,000         $5.88       1997      June 2002
                     8,000       4,800         $1.44       1998      June 2003
                    20,000       8,000         $2.13       1999      June 2004

Management Employees'
Options:             7,500       7,500         $4.75       1996      Dec. 2001
                    97,500      58,500         $3.28       1998      Jan.  2003
                   229,500     173,300


D&M Plan options activity is summarized as follows:


                                                       Shares

Options outstanding at December 31, 1996              189,000
   Exercised                                           (5,000)
   Granted                                            109,999
   Canceled                                                 -
Options outstanding at December 31, 1997              293,999
   Exercised                                          (25,500)
   Granted                                            133,000
   Canceled                                           (96,166)
Options outstanding at December 31, 1998              305,333
   Exercised                                          (17,000)
   Granted                                             20,000
   Canceled                                           (78,833)
Options Outstanding at December 31, 1999              229,500





The Company adopted an incentive stock option plan in 1983 for key employees whereby 400,000 shares of common stock were reserved for issuance under the Plan. Options granted vest 40%, 30% and 30% on the first, second and third anniversaries of their issuance, respectively and expire ten years after the date of grant. At December 31, 1999, the Company had granted options of 355,040 shares, of which options for 118,240 shares had been exercised, 233,800 expired unexercised and options for 3,000 shares were exercisable at a weighted average exercise price of $1.72 per share and a weighted average remaining contractual life of five months as of December 31, 1999. No new options will be granted or were granted after December 31, 1992 under the terms of this Plan.

During 1993, the shareholders approved and the Company adopted a new ten year incentive stock option plan for employees whereby 100,000 shares of common stock were reserved for issuance under the Plan. The terms of this 1993 ISO Plan are similar to the 1983 Plan. During 1995 and 1997, the shareholders approved increasing shares reserved for issuance pursuant to the 1993 ISO Plan to 600,000 then 1,500,000, respectively. At December 31, 1999, the Company had granted options of 2,312,907 shares, 135,650 options had been exercised, 1,164,633 options were terminated and options for 408,412 shares were exercisable at a weighted average exercise price of $3.35 and a weighted average remaining contractual life of 7.0 years. Under both the 1983 Plan and the 1993 Plan, the exercise price for stock options may not be less than the market price of the Company's common stock at date of grant. As of December 31, 1999 options under the 1993 plan are summarized as follows:


   Range of                   Weighted Average         Weighted Average
Exercise Price  Outstanding    Exercise Price     Remaining Contractual Life

$  .96 - $1.41    174,175          $1.01                 8.4 Years
$ 1.56 - $2.28    556,850           1.75                 8.9 Years
$ 2.45 - $3.31     63,000           3.28                 8.0 Years
$ 4.37 - $5.25    218,599           4.90                 7.1 Years
                1,012,624          $2.40                 8.4 Years


   Range of                   Weighted Average         Weighted Average
Exercise Price  Outstanding    Exercise Price     Remaining Contractual Life

$  .96 - $1.41     41,775          $1.00                 6.2 Years
$ 1.56 - $2.28    147,380           1.97                 7.0 Years
$ 2.45 - $3.31     27,000           3.26                 7.9 Years
$ 4.37 - $5.25    192,257           4.94                 7.1 Years
                  408,412          $3.35                 7.0 Years


As of January 1, 1999 and December 31, 1999, the weighted average exercise prices of options outstanding under the ISO Plans were $2.72 and $2.39, respectively. Additionally, during 1999 the weighted average exercise prices of options exercised, granted and canceled under the ISO Plans were $1.00, $1.39 and $2.17, respectively.






Incentive stock option activity under the 1983 and 1993 Plans and price information follows:

                                                                 Stock Option
                                             Shares               Price Range

Options outstanding at December 31, 1996     576,840             $1.00 - $5.38
   Exercised                                 (51,940)            $1.00 - $1.97
   Granted                                   397,707             $3.59 - $5.19
   Canceled                                  (61,360)            $1.00 - $5.00

Options outstanding at December 31, 1997     861,247             $1.00 - $5.38
   Exercised                                  (1,650)            $1.00 - $1.97
   Granted                                   757,750             $ .97 - $3.28
   Canceled                                 (579,019)            $1.00 - $5.38

Options outstanding at December 31, 1998   1,038,328             $ .97 - $5.25
   Exercised                                 (60,650)            $1.00 - $1.00
   Granted                                   522,200             $1.00 - $2.20
   Canceled                                 (484,254)            $1.00 - $5.25

Options outstanding at December 31, 1999   1,015,624             $ .97 - $5.25


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


Phase #    Phase Ending Date     Shares Issued      Price

 1          June 30, 1994            5,274         $ 1.650
 2          December 31, 1994        2,535         $  .980
 3          June 30, 1995            6,256         $  .930
 4          December 31, 1995       22,575         $  .930
 5          June 30, 1996           14,026         $ 2.045
 6          December 31, 1996       17,321         $ 4.202
 7          June 30, 1997           23,826         $ 4.200
 8          December 31, 1997       40,116         $ 3.010
 9          June 30, 1998           50,964         $ 1.590
10          December 31, 1998       57,973         $  .680
11          June 30, 1999           70,014         $  .630
12          December 31, 1999       24,543         $ 1.430


Phase ten (10) and twelve (12) shares were issued in January 1999 and 2000, respectively.


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

On July 31, 1995 the Company completed a Private Placement Offering issuing $775,000 of Subordinated Convertible Notes, bearing simple interest at 9% per annum, together with detachable warrants to purchase 155,000 shares of the Company's common stock, ("debt warrants"). The warrants are exercisable at $1.00 per common share, and are exercisable for five years from the date of issuance (70,000 in June 1995 and 85,000 in July 1995). On November 28,1995 all of the Subordinated Convertible Notes were converted into 968,750 shares of Series A Preferred Stock. As of December 31, 1999, 30,000 of the debt warrants were exercised.

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

During 1998 the employer match contribution of $349,454 to the Company's 401(k) defined contribution savings plan was made through the issuance of 208,823 shares of the Company's common stock at an average price of $1.67 per share. During 1999 the employer match contribution of $304,998 to the Company's 401(k) defined contribution savings plan was made through the issuance of 194,713 shares of the Company's common stock at an average price of $1.57 per share.






I.  REALIGNMENT COSTS

During the third quarter of 1999 the Company announced a realignment plan. This realignment was designed to provide a single focus to the development, marketing, sales and support of the Company's information systems. It also established specific cost reductions, revenue improvement and customer satisfaction objectives and anticipated future cost efficiencies. In connection with the plan, a total of seventeen employees were terminated. Termination benefits as of and for the year ended December 31, 1999 are summarized as follows:

                             # of
                          Terminated Benefits  Benefits         Total
  Department              Employees    Paid     Accrued  Realignment Costs

Client Services	               6    $ 27,374    $  994       $ 28,368
Software Development           6      55,114        --         55,114
Sales and Marketing            4     192,043        --        192,043
General and Administrative     1     239,611      8,433       248,044
                              17    $514,142     $9,427      $523,569


J.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                      Year Ended December 31,

                                                      1997     1998      1999
Current income tax expense (benefit)

    before operating loss carry forward            $      --  $     -- $342,000
Tax effects of temporary differences, net of
    Changes in related valuation allowance           725,000   431,000  200,000
Benefits of operating loss carry forward            (725,000) (431,000)(542,000)
                                                   $      --  $     -- $     --


Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax as of December 31, 1998 and 1999, are as follows:


                                                      1998              1999
Deferred tax asset:

  Net operating loss carryforwards               $ 8,488,000        $ 7,753,000
  Tax credit carryforwards                           655,000            551,000
  Other                                              458,000            528,000
                                                   9,601,000          8,832,000
Deferred tax liabilities:
  Capitalized software development costs          (3,120,000)        (3,128,000)
  Other                                              (60,000)          (235,000)
Net deferred tax asset                             6,421,000          5,469,000
Valuation allowance                               (6,421,000)        (5,469,000)
 Net deferred tax                                $        --        $        --


The net deferred tax asset is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset.
The valuation allowance decreased $952,000 from the allowance of $6,421,000 at December 31, 1998.

The provisions for Federal income taxes differs from the amount computed by applying the statutory rate to net earnings (loss) before income taxes for each of the three years in the period ended December 31, 1999 as follows:






                                                      Amount of Tax
                                             1997         1998          1999
Computed expected tax expense (benefit)  $   355,000  $(3,154,000)  $   299,000
State taxes, net of federal benefit               --     (450,000)       43,000
Non-recognition (recognition) of the
   benefits of operating loss
   carryforward and the related
   valuation allowance change               (355,000)   3,604,000      (342,000)
                                         $        --   $       --    $       --


At December 31, 1999, the Company had unused net operating loss carryforwards for tax and alternative minimum tax purposes of approximately $19,383,000 and $18,772,000, respectively, and unused tax credits of approximately $551,000. These operating loss carryforwards and tax credits expire in varying amounts during 2000 through 2013.

K.  RELATED PARTY TRANSACTIONS

The Company expensed $159,000, $63,000, and $46,500 during 1997, 1998 and
1999, respectively, for consulting and advisory fees paid to MMRI, Inc. which is majority owned by the Company's former Chairman of the Board, David Pomerance.

The private placement transaction closing on July 29, 1998, more fully discussed in Note G, was solely subscribed to by executive officers and directors of the Company on terms negotiated by non-participating directors and executive officers with the Company's investment banker.

L.  LITIGATION

In July 1997, the Company commenced a declaratory judgement action in Dakota County, Minnesota District Court seeking a declaration that the Company had properly terminated the services of an individual. The individual filed a counterclaim and demanded $200,000 in settlement of a claim alleging breach of contract, promissory estoppel and fraud. On October 22, 1999 judgement was entered in favor of the Company.

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


                                               1997        1998          1999
Net earnings (loss)           As reported  $1,042,958  $(9,012,690)    $854,368
                              Pro forma    $  173,536  $(9,448,792)    $442,200

Net earnings (loss) available As reported  $1,042,958  $(9,080,245)    $694,368
   to common shareholders     Pro forma    $  173,536  $(9,516,348)    $282,200

Basic and diluted earnings    As reported  $  .06      $(0.50)         $.04
   (loss) per share           Pro forma    $  .01      $(0.52)         $.01





The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model assuming no future common stock dividend declarations. Volatility was computed based on the daily common stock high, low and close information provided by NASDAQ for the twenty days prior to the close of trading on the date of each option grant, and range from 61% - 114% for options granted during 1997, 59% - 234% for options granted during 1998, and 116% - 331% for options granted during 1999. Risk free rates of 6.5% for options granted with a ten year exercise period, and 6% for options granted with a three to five year exercise period were used for options granted during 1997 and 5% for all options granted during 1998 and 1999. The initial forfeiture rate under the 1993 ISO Plan for 1997 was 30%, for 1998 was 70%, and for 1999 was 44%. Under the D&M Plan, the initial forfeiture rate for 1997 was 15%, and ranged between 0% and 15% for options granted in connection with continuing employment agreements. The initial forfeiture rate under the D&M Plan for 1998 and 1999 was 35% and for options granted in connection with employment agreements was 100%. The weighted average grant date fair value of options granted during 1997, 1998, and 1999 were $2.23 and $0.41, and $.71, respectively.

N.  UNAUDITED QUARTERLY INFORMATION

Quarterly operating results are summarized as follows (in thousands, except per share data):

                                         Three Months Ended (Unaudited)

1998                          March 31   June 30   September 30   December 31

Total Operating Revenues      $  6,034  $  6,327       $  8,319      $  5,149
Operating Income (Loss)         (3,015)   (2,252)            (9)       (3,777)
Net Earnings (Loss)             (2,919)   (2,199)          (100)       (3,795)
Net Earnings (Loss) Per Share     (.16)     (.12)          (.01)         (.21)
Shareholders' Equity            18,557    16,628         18,410        14,626

                                         Three Months Ended (Unaudited)

1999                          March 31   June 30   September 30   December 31

Total Operating Revenues      $  9,843   $ 9,925        $ 7,502       $ 7,873
Operating Income (Loss)            479       609           (201)          169
Net Earnings (Loss)                438       549           (266)          133
Net Earnings (Loss) Per Share      .02       .03           (.02)          .01
Shareholders' Equity            15,150    15,765         15,763        15,921






                            INDEPENDENT AUDITORS' REPORT






To the Board of Directors
Dynamic Healthcare Technologies, Inc.

We have audited the accompanying balance sheet of Dynamic Healthcare Technologies, Inc. as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Healthcare Technologies, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                        /S/BDO SEIDMAN, LLP
                                                           BDO SEIDMAN, LLP

Orlando, Florida
February 11, 2000







                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
Dynamic Healthcare Technologies, Inc.



We have audited the accompanying consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                            /S/KPMG LLP
                                                               KPMG LLP



Orlando, Florida
February 19, 1999







                              CORPORATE INFORMATION

                                Board of Directors

       Jerry L. Carson                             Mitchel J. Laskey, C.P.A.
Executive Vice President and Chief         President and Chief Executive Officer
      Financial Officer                    Dynamic Healthcare Technologies, Inc.
      Evans Enterprises

      Bret R. Maxwell                                 Thomas J. Martinson
       Co-Chairman                                          President
       First Analysis                                Martinson & Company, Ltd.

       Daniel Raynor
     Managing Partner
    The Argentum Group

                                 Executive Officers
        Mitchel J. Laskey                             Paul S. Glover
President and Chief Executive Officer            Vice President, Finance
             Treasurer                     Chief Financial Officer and Secretary


                                 Corporate Officers

      Steven J. Akerson                             Michael A. Pomerance
Vice President and General Manager            Vice President and General Manager
        Lab and Imaging                                  Radiology

        John P. Fingado                             Joseph M. Johnson
Vice President and General Manager          Area Vice President, Pathology Sales
           Pathology

           Mary Lu Lander                             Michael Karnes
Vice President, Corporate Marketing         Area Vice President, Radiology Sales
             and Services

           Brian M. Paige
Vice President and General Manager
    Development and Tools Group

                                  Legal Counsel

                 Cohen, Berke, Bernstein, Brodie & Kondell, P.A.
                             2601 S. Bayshore Drive
                          Miami, Florida  33133-5460
                                  (305)854-5900

    Transfer Agent                                  Independent Auditors
Norwest Bank Minnesota, N.A.                         BDO Seidman, LLP
161 North Concord Exchange                    201 South Orange Avenue, Suite 950
St. Paul, Minnesota 55075                         Orlando, Florida 32801
    (612)450-4064                                     (407) 841-6930

                               STOCK TRADING INFORMATION


The Common Stock of Dynamic Healthcare Technologies, Inc. is traded on the NASDAQ National Market System under the NASDAQ symbol DHTI.

                                COMMON STOCK INFORMATION

The number of stockholders of record of the Company's Common Stock was approximately 3,685 on March 10, 1998. High and low bid quotations for the Common Stock for the last eight quarters are presented below:

                                         1998                       1999
Quarter Ended                       High        Low          High          Low

March 31                           $3.7500    $2.2500       $2.125       $  .625
June 30                             2.5630     0.8750        2.750         1.813
September 30                        2.3750     0.9380        2.563         1.188
December 31                         1.1880     0.4690        1.875         1.125


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


                        ANNUAL REPORT ON FORM 10-K, WITHOUT EXHIBITS

Dynamic Healthcare Technologies, Inc.'s annual filing with the Securities and Exchange Commission (Form 10-K) is available upon request without charge to shareholders by writing to:

                                     Pamela T. Durkin
                              Investor Services Department
                         Dynamic Healthcare Technologies, Inc.
                              615 Crescent Executive Court
                                 Lake Mary, Florida 32746
                                      pdurkin@dht.com
                                      (407) 333-5300



                             ANNUAL MEETING

The Annual Meeting of Shareholders of Dynamic Healthcare Technologies, Inc. will be held on June 8, 2000, in Lake Mary, Florida.

                       INDEPENDENT AUDITORS' CONSENT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:


We hereby consent to the incorporation by reference in the registration statements (No. 33-72684, 33-72764 and 333-57713) on Form S-8 of our report dated February 11, 2000, relating to the financial statements of Dynamic Healthcare Technologies, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.





                                                         /S/BDO SEIDMAN, LLP
                                                            BDO SEIDMAN, LLP






Orlando, Florida
February 11, 2000

                            INDEPENDENT AUDITORS' CONSENT






The Board of Directors
Dynamic Healthcare Technologies, Inc.:



We consent to incorporation by reference in the registration statements (No. 33-72684, 33-72764 and 333-57713) on Form S-8 of Dynamic Healthcare Technologies, Inc. of our reports dated February 19, 1999, relating to the consolidated balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, and related schedule, which reports appear in the December 31, 1999 report on Form 10-K of Dynamic Healthcare Technologies, Inc.







                                                                  /S/KPMG LLP
                                                                     KPMG LLP







Orlando, Florida
March 8, 2000