Form 10-Q
period 2000-03-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2000-04-27
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended    March 31, 2000

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

As of April 11, 2000, there were 18,880,508 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This report consists of twelve (12) pages.






                                        1






                         PART 1.    FINANCIAL INFORMATION



Item 1.    Financial Statements

           See attached statements following this item number.





                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                             CONDENSED BALANCE SHEETS

                                              December 31, 1999   March 31, 2000
                                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                      $  1,818,209       $ 1,353,000
  Accounts receivable, net                          8,590,441         6,749,162
  Unbilled receivables                              2,989,547         3,337,072
  Contracts receivable - current                      155,344           299,884
  Other current assets                                717,578           696,472
    Total current assets                           14,271,119        12,435,590

Property and equipment, net                         4,107,481         3,933,461
Capitalized software development costs, net         9,266,284         9,206,432
Goodwill, net                                       1,255,483         1,153,596
Contracts receivable - non-current                    741,444           596,626
Other assets                                           18,114            26,480
                                                  $29,659,925       $27,352,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $  3,041,799        $2,508,223
  Deferred revenue                                  6,577,199         5,387,615
  Advance billings                                  1,387,119         1,114,762
  Line of Credit                                      700,000           700,000
  Deferred lease incentives - current                 190,231           190,231
  Other                                               297,143           328,393
    Total current liabilities                      12,193,491        10,229,224
Deferred lease incentives - non-current               792,632           745,075
Other                                                 752,538           725,726
    Total liabilities                              13,738,661        11,700,025

Shareholders' equity:
  Series C redeemable convertible preferred
    stock ($.01 par value; issued and outstanding
    1,000,000 shares with an aggregate
    liquidation preference of $2,000,000, as
    of December 31, 1999, and March 31, 1999;
    $.16 per share annual dividend).                1,811,327         1,811,327
  Common stock ($.01 par value; authorized
    40,000,000 shares; issued and outstanding
    18,814,887 shares as of December 31, 1999 and
    18,880,508 shares as of March 31, 2000).          188,149           188,805
   Warrants                                             3,000             3,000
   Additional paid-in capital                      45,135,109        45,214,887
   Deficit                                        (31,216,321)      (31,565,859)
    Total shareholders' equity                     15,921,264        15,652,160
                                                  $29,659,925       $27,352,185

See notes to condensed financial statements.




                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                          Condensed Statements of Operations
                                     (Unaudited)


                                                    Three Months Ended March 31,

                                                          1999          2000
Operating revenues:
  Computer system equipment sales and support       $   1,505,900  $    417,996
  Application software licenses                         3,578,839     1,509,683
  Software support                                      2,871,958     2,900,117
  Services and other                                    1,886,729     1,754,282
    Total operating revenues                            9,843,426     6,582,078
Costs and expenses:
  Cost of products sold                                 2,150,673       526,289
  Software amortization                                   472,360       580,021
  Client services expense                               2,230,800     2,586,425
  Software development costs                            1,172,126     1,227,012
  Sales and marketing                                   2,262,768     1,085,825
  General and administrative                            1,075,440       911,384
    Total costs and expenses                            9,364,167     6,916,956
Operating income (loss)                                   479,259      (334,878)
Other income (expense):
  Interest expense and financing costs                    (67,384)      (40,810)
  Gain (loss) on disposal of property                     (11,382)         (110)
  Interest income                                          37,072        26,259
    Total other income (expense)                          (41,694)      (14,661)
Earnings (loss) before income taxes                       437,565      (349,539)
Income taxes                                                 --            --
Net earnings (loss)                                  $    437,565   $  (349,539)

Net earning (loss) available for common shareholders $    397,565   $  (389,539)

Earnings (loss) per common share
  Basic and diluted                                  $       0.02   $     (0.02)

Weighted average number of common shares outstanding   18,375,978    18,859,357

Weighted average number of common and potential
  common shares outstanding assuming full dilution.    18,520,442    18,859,357


See notes to condensed financial statements.




                       DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                         Condensed Statements of Cash Flows
                                     (Unaudited)

                                                   Three Months Ended March 31,

                                                      1999             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                $  437,565     $   (349,539)
Adjustments to reconcile net earnings (loss)
  to net cash provided (used) by operating
  activities:
      Depreciation and amortization                 1,025,689        1,023,701
      Loss or disposal of property and equipment       51,142              110
      Issuance of common stock pursuant to employee
        benefit plan                                   77,127           81,775
Changes in assets and liabilities:
      Accounts receivable                            (788,728)       1,841,279
      Unbilled receivables                           (515,309)        (347,525)
      Contracts receivable                            784,391              278
      Other                                           440,576              114
      Accounts payable and accrued expenses          (152,684)        (533,576)
      Deferred revenue                             (1,063,392)      (1,189,584)
      Advance billings                               (277,213)        (272,357)
         Net cash provided (used) by operating
           activities                                  19,164          254,685

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalized software development costs         (643,602)        (520,169)
      Purchases of property and equipment             (74,578)        (138,175)
          Net cash used in investing activities      (718,180)        (658,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) under line of
        credit, net                                 1,144,000                0
      Borrowings (repayments) under notes payable     (50,629)         (19,834)
      Proceeds from issuance of common stock           49,572           38,659
      Payment of preferred stock dividends            (40,000)         (40,000)
      Borrowings (repayments) on long-term debt and
        Capital lease obligations                     (36,603)         (40,375)
      Other                                             7,022             --
          Net cash provided (used) by financing
            activities                              1,073,362          (61,550)

Net increase (decrease) in cash and cash
  equivalents                                         374,346         (465,209)
Cash and cash equivalents, beginning of period      1,962,426        1,818,209
Cash and cash equivalents, end of period          $ 2,336,772      $ 1,353,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                  $    36,683      $    27,798


See notes to condensed financial statements.





                        DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 2000


(A)  Unaudited Financial Statements:

The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 1999 Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(B)  Line of Credit:

The Company's Revolving Line of Credit Agreement with Silicon Valley Bank, a commercial bank ("Bank"), has been extended through April 30, 2001. As of March 31, 2000, borrowings against this Line of Credit were $700,000, and borrowings available under the Line of Credit were $2,177,000. Future borrowing capacity is contingent on the Company's return to profitable quarterly operations and maintaining an adequate quick ratio as defined. The Line of Credit is secured by all existing Company assets.

(C)  Earnings Per Share:

Basic earnings per share is computed on the basis of the weighted average shares outstanding. Diluted earnings per share is computed on the basis of the weighted average shares outstanding plus potential common stock which would arise from the exercise of stock options and warrants if dilutive. Potential common shares were not included in diluted earnings per share for the three months ended March 31, 2000 as their effects are anti-dilutive.

The following is a reconciliation of basic net earnings (loss) per share for the three months ended March 31:


                                                     1999           2000
                                                 (Unaudited)    (Unaudited)

Net earnings (loss)                          $      437,565  $     (349,539)
Preferred stock dividends                           (40,000)        (40,000)
Earnings (loss) available for common
  shareholders                               $      397,565  $     (389,539)

Weighted number of average shares outstanding
   -Basic                                        18,375,978      18,859,357
Dilutive effect of options and warrants             144,464           --
Weighted average number of shares outstanding
   -Diluted                                      18,520,442      18,859,357
Earnings (loss) per share
   -Basic and diluted                        $         0.02  $        (0.02)





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





The following table sets forth, for the three month periods ended March 31, 1999 and 2000, certain items in the Company's statements of operations as a percentage of total operating revenues:


                                                         Three Months Ended
                                                              March 31,

                                                          1999          2000
Operating revenues:
 Computer system equipment sales and support              15.3 %        6.4 %
   Application software licenses                          36.4 %       22.9 %
   Software support                                       29.2 %       44.1 %
   Services and other                                     19.1 %       26.6 %

      Total revenues                                     100.0 %      100.0 %

Operating expenses:
   Cost of products sold                                  21.8 %        8.0 %
   Software amortization                                   4.8 %        8.8 %
   Client services expense                                22.7 %       39.3 %
   Software development costs                             11.9 %       18.6 %
   Sales and marketing                                    23.0 %       16.5 %
   General and administrative                             10.9 %       13.8 %

      Total operating expenses                            95.1 %      105.0 %

Operating income (loss)                                    4.9 %       (5.0)%
Other income (expense)                                    (0.4)%       (0.3)%

Net earnings (loss)                                        4.5 %       (5.3)%





Results of Operations

(Three months ended March 31, 2000 compared to three months ended
March 31, 1999)

Revenues. During the quarter ended March 31, 2000 the Company reported revenues of $6,582,000 a decrease of $3,261,000 from revenues for the same period 1999. Revenues from new system implementations declined significantly due to the lingering effects of customers year 2000 remediation focus. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $3,289,000, reflecting this decrease in new system implementations, while software support revenues increased modestly by $28,000. The Company's radiology revenues decreased by $1,729,000 from $3,181,000 recognized during the first quarter of 1999 to $1,452,000 recognized during the first quarter of 2000. Pathology revenues for the first quarter of 2000 decreased $702,000 to $2,829,000 from $3,531,000 during the same period of 1999. Similarly, the RecordsPlus product line, and laboratory information system and other revenues for the first quarter of 2000 also decreased by $396,000 and $433,000, respectively, as compared to similar revenues for the first quarter of 1999.


Computer system equipment sales and support revenues decreased by $1,088,000 to 6.4% of total revenues for the first quarter of 2000, compared to 15.3% for the first quarter of 1999. Management attributes the decrease to the decreased implementation of new system sales by customers focused on year 2000 remediation and system validation efforts.

Application software license revenue during the first quarter of 2000, decreased by $2,069,000 over the same period a year ago, from $3,579,000 to $1,510,000, and similarly service and other revenues decreased by $133,000 to $1,754,000 from $1,887,000. These decreases principally result from the decreased implementation of new system sales previously reported.

Software support revenues increased by $28,000 to $2,900,000 for the first quarter of 2000, compared to $2,872,000 for the same period one year ago. As of March 31, 2000, the recurring annualized billable support base was $12.3 million. An additional $2.3 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the first quarter of 2000 decreased to 8.0% from 21.8% for the same period 1999. Hardware and application software license revenues during the first quarter 2000 similarly decreased to 29.3% from 51.7% of total revenues for the first quarter 1999, due to the significant decrease in new system implementations.

Software Amortization. Software amortization increased during the first quarter of 2000 to $580,000 from $472,000 amortized during the first quarter
of 1999.   As initial implementations of the new product introductions were completed during 1999 amortization began.

Client Services Expense. Client services expense for the first quarter 2000 increased $355,000 to $2,586,000 from $2,231,000 for the first quarter 1999,
increasing as a percentage of sales from 22.7% to 39.3%.   During late 1999
and continuing through the first quarter of 2000 the Company transitioned various development personnel to support and new system implementation roles, consistent with the maturing of the recent new product releases.

Software Development Costs. Software development expense reported for the first quarter of 2000 increased by $55,000 to $1,227,000, compared to $1,172,000 reported for the first quarter of 1999. This nominal increase reflects a real departmental decrease in costs of $69,000 and a $124,000
reduction in capitalized software development costs.   Although development
efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product, this reduction in the level of investment in new product development reflects the relatively recent wholesale product line introductions made by the Company.

Sales and Marketing. Sales and marketing costs for the first quarter 2000 as a percentage of total revenues, decreased to 16.5% from 23.0% for the same period of 1999. This represents a decrease of $1,177,000 from $2,263,000 to $1,086,000 in sales and marketing expenses. This decrease includes a $469,000 decrease in sales commissions as a result of a reduction in the relative sales bookings, and a base sales and marketing cost reduction of approximately $708,000, attributed to the sales realignment and cost reduction programs completed in 1999.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2000 decreased by $164,000. The decreased expenses include a $155,000 reduction in amounts accrued under the Company's Management Incentive Compensation Plan ("MIC Plan").






Other Income (Expense). The Company incurred $15,000 of net other expense for the first quarter of 2000 compared to $42,000 of net other expense reported for the first quarter of 1999. Net interest expense declined by $15,000 principally due to the cash provided by operations during 1999 and the first quarter of 2000.

Liquidity and Capital Resources

As of March 31, 2000 the Company had cash equivalents of $1,353,000, line of credit draws of $700,000, working capital of $2,206,000 and a working capital ratio of 1.22 to 1.

Accounts receivable as of March 31, 2000 decreased by $1,841,000 from the balance on December 31, 1999, principally as a result of the decreased new system installations in progress. Unbilled receivables increased by $348,000 however, due principally to the timing of billable milestones on implementations and contract work which began later than normal during the quarter as a result of the aftermath of year 2000 remediation efforts focused on by the Company's customers.

During the first quarter 2000 the Company capitalized $520,000 of software development costs and purchased $138,000 of additional property and equipment. Development efforts during the first quarter of 2000 included enhancements to the Company's existing product line, web enabling results for each of the Company's clinical information systems, and the advancement of SurgiPlus. Property purchases were made primarily for office equipment at levels similar to the prior year.

Accounts payable and accrued expenses decreased $534,000 to $2,508,000 as of March 31, 2000 from $3,042,000 as of December 31, 1999. The lower level of system implementations resulted in a lower level of accrued third party product costs.

Deferred revenue as of March 31, 2000 decreased by $1,189,000 to $5,388,000 from $6,577,000 reported as of December 31, 1999. The Company has a concentration of calendar year annual customer support contracts with January 1 and July 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.

Advanced billings as of March 31, 2000 declined by $272,000 to $1,115,000
from the 1998 year end balance of $1,387,000.   The decline in sales bookings
for the first quarter of 2000 resulted in a lower level of customer contract deposits received.

The Company's line of credit with Silicon Valley Bank has been renewed through April 30, 2001. The line of credit provides for the availability of the lessor of $5,000,000 or 70% of qualified accounts receivable, as defined ($2,177,000 as of March 31, 2000).

During the first quarter of 2000 the Company received $39,000 in proceeds from the exercise of director and employee options and fulfilled the employers contribution to the 401K Plan by issuing another $82,000 in common stock at an average price of $2.11 per share.

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

Forward-Looking Statements

This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.






                              PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                  None

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





                                   DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                  (Registrant)





Date:        April 27, 2000        /S/MITCHEL J. LASKEY
                                   Mitchel J. Laskey
                                   President, CEO and Treasurer



Date:        April 27, 2000       /S/PAUL S. GLOVER
                                  Paul S. Glover
                                  Vice President of Finance, CFO and Secretary








