Form 10-Q
period 2000-06-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2000-07-27
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For  Quarterly  Period  Ended     June  30,  2000
--------------------------------------------------------------------------------

Commission  File  Number     0-12516
--------------------------------------------------------------------------------

Dynamic  Healthcare  Technologies,  Inc.
--------------------------------------------------------------------------------
Exact  name  of  registrant  as  specified  in  its  charter)

Florida                        59-3389871
--------------------------------------------------------------------------------
(State of Incorporation)      (IRS E.I.N.)

615 Crescent Executive Court, , Fifth Floor,  Lake  Mary, Florida  32746
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                      (ZIP Code)

(407) 333-5300
--------------------------------------------------------------------------------
(Registrant's  telephone  number,  including  area  code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

As of July 19, 2000, there were 19,032,127 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This  report  consists  of  fifteen  (15)  pages.

PART  1.     FINANCIAL  INFORMATION



ITEM  1.     FINANCIAL  STATEMENTS

             See  attached  statements  following  this  item  number.

                                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                               BALANCE SHEETS


                                                                         DECEMBER 31, 1999    JUNE 30, 2000
                                                                        -------------------  ---------------
ASSETS                                                                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents                                           $        1,818,209   $    2,134,555
    Accounts receivable, net                                                     8,590,441        5,211,967
    Unbilled receivables                                                         2,989,547        5,190,605
    Contracts receivable - current                                                 155,344          282,124
    Prepaid expenses                                                               546,502          497,021
    Other current assets                                                           171,076          268,852
                                                                        -------------------  ---------------
        Total current assets                                                    14,271,119       13,585,124

Property and equipment, net                                                      4,107,481        3,628,604
Capitalized software development costs, net                                      9,266,284        9,227,524
Goodwill, net                                                                    1,255,483        1,051,708
Contracts receivable - non-current                                                 741,444          550,310
Other assets                                                                        18,114           27,874
                                                                        -------------------  ---------------
                                                                        $       29,659,925   $   28,071,144
                                                                        ===================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                               $        3,041,798   $    2,799,141
    Deferred revenue                                                             6,577,199        5,642,239
    Advance billings                                                             1,387,119          829,936
    Line of credit                                                                 700,000        1,700,000
    Deferred lease incentives - current                                            190,231          190,231
    Other                                                                          297,143          335,281
                                                                        -------------------  ---------------
        Total current liabilities                                               12,193,490       11,496,828
Deferred lease incentives - non-current                                            792,632          697,517
Other                                                                              752,538          637,484
                                                                        -------------------  ---------------
        Total liabilities                                                       13,738,660       12,831,829
                                                                        -------------------  ---------------

Shareholders' equity:
    Series C redeemable convertible preferred stock ($.01 par value;             1,811,327        1,811,327
      issued and outstanding 1,000,000 shares with an aggregate
      liquidation preference of $2,000,000, as of December 31, 1999, and June 30, 2000; $.16 per share annual dividend).
   Common stock ($.01par value; authorized 40,000,000 shares;                      188,149          189,529
      issued and outstanding 18,814,887 shares as of December 31, 1999 and 18,952,944 shares as of June 30, 2000).
    Warrants                                                                         3,000            3,000
    Additional paid-in capital                                                  45,135,109       45,280,623
    Deficit                                                                    (31,216,320)     (32,045,164)
                                                                        -------------------  ---------------
        Total shareholders' equity                                              15,921,265       15,239,315
                                                                        -------------------  ---------------
                                                                        $       29,659,925   $   28,071,144
                                                                        ===================  ===============

See  notes  to  condensed  financial  statements.

                                   DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                         1999          2000          1999          2000
                                                     ------------  ------------  ------------  ------------
Operating revenues:
    Computer system equipment sales and support      $ 1,668,820   $   155,510   $ 3,174,720   $   573,506
    Application software licenses                      2,784,843     1,996,275     6,363,682     3,505,958
    Software support                                   2,981,201     2,925,892     5,853,159     5,826,009
    Services and other                                 2,490,233     1,388,350     4,376,963     3,142,631
                                                     ------------  ------------  ------------  ------------
               Total operating revenues                9,925,097     6,466,027    19,768,524    13,048,104
                                                     ------------  ------------  ------------  ------------
Operating expenses:
    Cost of products sold                              2,311,397       456,776     4,462,070       983,065
    Software amortization                                505,957       569,462       978,319     1,149,483
    Client services expense                            2,584,280     2,560,281     4,815,080     5,146,707
    Software development costs                         1,095,538     1,123,561     2,267,662     2,350,572
    Sales and marketing                                1,803,343     1,141,630     4,066,111     2,227,456
    General and administrative                         1,015,094     1,046,330     2,090,535     1,957,713
                                                     ------------  ------------  ------------  ------------
               Total operating expenses                9,315,609     6,898,040    18,679,777    13,814,996
                                                     ------------  ------------  ------------  ------------
Operating income (loss)                                  609,488      (432,013)    1,088,747      (766,892)
                                                     ------------  ------------  ------------  ------------
Other income (expense):
      Interest expense and financing costs               (81,158)      (44,778)     (148,542)      (85,588)
      Gain/Loss on fixed asset sales                         549       (30,493)      (10,833)      (30,603)
      Interest income                                     20,263        27,979        57,335        54,239
                                                     ------------  ------------  ------------  ------------
               Total other income (expense)              (60,346)      (47,292)     (102,040)      (61,952)
                                                     ------------  ------------  ------------  ------------
Earnings (loss) before income taxes                      549,142      (479,305)      986,707      (828,844)
                                                     ------------  ------------  ------------  ------------
Income taxes                                                   -             -             -             -
                                                     ------------  ------------  ------------  ------------
Net earnings (loss)                                  $   549,142   $  (479,305)  $   986,707   $  (828,844)
                                                     ============  ============  ============  ============


Net earnings (loss)                                  $   549,142   $  (479,305)  $   986,707   $  (828,844)
Preferred stock dividends                                (40,000)      (40,000)      (80,000)      (80,000)
                                                     ------------  ------------  ------------  ------------
Earnings (loss) available for common shareholders    $   509,142   $  (519,305)  $   906,707   $  (908,844)
                                                     ============  ============  ============  ============

Weighted average number of common shares
  outstanding - basic                                 18,457,709    18,913,561    18,417,069    18,886,459
Dilutive effect of options and warrants                  573,011             -       369,304             -
                                                     ------------  ------------  ------------  ------------
Weighted average number of common and potential
  common shares outstanding assuming full dilution    19,030,720    18,913,561    18,786,373    18,886,459
                                                     ============  ============  ============  ============


Earnings (loss) per common share basic and diluted   $      0.03   $     (0.03)  $      0.05   $     (0.05)
                                                     ============  ============  ============  ============

See  notes  to  condensed  financial  statements.

                                  DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                                   1999          2000
                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                            $   986,706   $  (828,844)
Adjustments to reconcile net earnings (loss) to net cash provided
(used) by operating   activities:
     Depreciation and amortization                                               1,742,320     1,921,611
    Employer 401k contributions not requiring cash                                 199,975       173,635
     Loss on disposal of property                                                        -        30,603
Changes in assets and liabilities:
     Accounts receivable                                                        (1,880,219)    3,378,474
     Unbilled receivables                                                       (1,055,010)   (2,201,058)
     Contracts  receivable                                                         805,893        64,354
     Other                                                                         670,963       (59,058)
     Accounts payable and accrued expenses                                         160,221      (242,658)
     Deferred revenue                                                             (838,706)     (934,960)
     Advance billings                                                             (625,236)     (557,183)
                                                                               ------------  ------------
                        Net cash provided (used) by operating activities           166,907       744,916
                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized software development costs                                     (1,296,661)   (1,110,723)
     Purchases of property and equipment                                           (83,693)     (169,254)
                                                                               ------------  ------------
                        Net cash used in investing activities                   (1,380,354)   (1,279,977)
                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings/(repayments) on line of credit                                   1,144,000     1,000,000
     Borrowings/(repayments) under notes payable                                         -       (40,105)
     Proceeds from issuance of common stock                                         32,875        53,259
     Payment of preferred stock dividends                                          (80,000)      (80,000)
     Borrowings/(repayments) on long-term debt and capital lease obligations        (3,535)      (81,747)
                                                                               ------------  ------------
                        Net cash provided (used) by financing activities         1,093,340       851,407
                                                                               ------------  ------------

Net increase (decrease) in cash and cash equivalents                              (120,107)      316,346
Cash and cash equivalents, beginning of period                                   1,962,426     1,818,209
                                                                               ------------  ------------
Cash and cash equivalents, end of period                                       $ 1,842,319   $ 2,134,555
                                                                               ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                             $    82,367   $    55,999
                                                                               ============  ============
     Income taxes paid/(received)                                              $         -   $         -
                                                                               ============  ============

See  notes  to  condensed  financial  statements.

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 2000

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

(B)     EARNINGS  PER  SHARE:

Basic earnings per share is computed on the basis of the weighted average shares outstanding. Diluted earnings per share is computed on the basis of the weighted average shares outstanding plus potential common stock which would arise from the exercise of stock options and warrants and conversion of the Series C preferred stock if dilutive.

(C)     LEGAL  PROCEEDINGS:

On February 23, 2000 the Company filed an action in the Circuit Court for the 11th Judicial Circuit of Florida against Sunquest Information Systems, Inc. ("Sunquest). On March 17, 2000 the case was removed to the United States District Court for the Southern District of Florida. The action is alleging breaches by Sunquest of the Valued Added Reseller Agreement (the "VAR") between them and further seeks termination of that agreement. The lawsuit claims that Sunquest tortiously interfered with the Company's current and prospective contractual relations, and defamed and disparaged the Company, and seeks to terminate the VAR and to recover damages of an unspecified amount.

On April 17, 2000 Sunquest brought a civil action in the United States District Court for the Western District of Pennsylvania, alleging breaches by the Company of the VAR. In Sunquest's suit, Sunquest seeks damages of an unspecified amount and a declaration by the Court that the Company is obligated to perform its contractual obligations under the VAR. On June 2, 2000 the Company filed a motion to dismiss or in the alternative to stay these preceedings until venue is determined.

On July 25, 2000 the United States District Court for the Southern District of Florida ruled venue would be set in Florida.

At the present time, the Company is unable to determine the probable outcome of the above mentioned proceedings. Management is of the opinion however, that the resulting impact on the Company's financial position and results of operations with respect to these proceedings will not be adverse nor material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the Company") is a provider of Internet and image-, voice-, and web-enabled information systems for clinical services departments and facilities. The Company's product line is a suite of solutions for anatomic pathology, radiology, laboratory, surgical services and health information management. In 1999, the Company launched a strategic initiative to move into the e-Health arena by converging its traditional clinical applications with emerging Internet technologies. The resulting e-Health solutions enable physicians, clinicians, and departmental staff both inside and outside the healthcare facility, to use the Company's systems over the Internet, thereby extending their reach to remote hospitals, outreach service locations, reference labs, physician offices and homes. The Company's e-Health solution set positions the Company to participate in the business to business (B2B) marketplace and transitions the Company toward delivering software and services on a "fee-per-use" basis through an Application Solution Provider (ASP) model.

The Company is a leader in providing diagnostic workflow and collaborative solutions in acute care hospitals, ambulatory care centers, reference laboratories and imaging centers. The Company currently serves more than 650 customers, most located in the United States. Key customers include Massachusetts General Hospital, Methodist Hospital of Memphis, Orlando Regional Health System, University of North Carolina Hospitals, University of Pittsburgh Medical Center Health System, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health
Alliance, The Mayo Clinic and Medical College of Virginia. The Company's systems automate ordering, scheduling, specimen and procedure tracking, data / image acquisition from diagnostic equipment, store and archive results. For years, the Company has provided the processing backbone for clinical information within the key clinical departments of pathology, radiology and laboratory, and has provided electronic integration with diagnostic images and voice dictation.

The Company is expanding its e-Health initiatives with a new service offering entitled "CoMed" as part of its commitment to changing the way clinicians' access and use information for the benefit of their patients and communities. CoMed has been designed to automate the daily workflow and communication needs of healthcare participants and improve the delivery of patient care within healthcare communities. CoMed is a secure, members only web site providing physicians and other clinicians access to the most current pathology, radiology and laboratory results - the most important diagnostic components of today's medical record. CoMed will also be a place where physicians can obtain current relevant medical reference material, initiate e-commerce, participate in virtual communities and with other physicians in discussion forums, as well as obtain the wealth of lifestyle and business information available on the World Wide Web.

A key differentiator of CoMed is that it is designed to support the local healthcare brands of integrated delivery networks, thereby positioning them to sponsor the implementation and subscription to the product. CoMed is intended to help healthcare delivery channels communicate effectively with their client population, to improve health outcomes, to increase revenues through new referrals, and decrease administrative costs by eliminating paper pushing and faxes. CoMed enhances connectivity to other lab, radiology and health plan oriented systems, creates virtual private communities and delivers value added Internet content and context to physicians located throughout these integrated delivery networks. CoMed intends to leverage the Company's existing installed base of prestigious hospitals, laboratories, and diagnostic imaging centers as well as the related clinical transaction volume and aggregate patient database, providing a significant opportunity to extend its reach to physicians and other clinicians as a result of these relationships and the existing knowledge base.

Today, physicians have a need and are demanding Internet access to clinical information including test results, comparative studies, and treatment plans to provide more efficient and effective patient care. CoMed will enable timely information exchange and collaboration among healthcare participants, minimize administrative costs associated with healthcare business-to-business transactions, reduce unauthorized and non-reimbursed patient care, decrease the waiting time and delivery costs for diagnostic test results and provide access to online medical and other content. Internet transactions are far less costly than manual chart pulls, pushed faxes, report distribution, couriered or mailed charts. In addition to the direct cost reductions associated with these improved efficiencies, Internet-connected providers make more prudent clinical decisions. CoMed will allow convenient access to information supporting analysis across multiple cases, to relevant medical reference material, and to historical patient data anytime, anywhere and on a securitized basis.

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

Cost of products sold includes the cost of hardware sold, costs of third party software licenses and hardware support subcontracts. Client service expense includes the direct and indirect costs associated with implementation and support personnel. Software development costs include the direct and indirect salaries and wages of software research and development personnel, and direct research and development expenses, reduced by capitalized software development costs. Software development is expensed until such time as technological feasibility is established and then is capitalized in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Sales and marketing costs include direct and indirect salaries, commissions, joint marketing costs, advertising, trade show costs, user group costs and travel and entertainment expenses related to the sale and marketing of the Company's products and services. General and administrative expenses include salaries and expenses for corporate administration, financial, legal and human resources.

The sales cycle for the Company's systems is typically six to eighteen months from initial contact to contract signing. The product delivery cycle is variable. When application software licenses are provided by modem, product delivery is immediate. In most instances, product delivery for new clinical information systems requires three to six months. However, product delivery can span two or more years, particularly with enterprise-wide electronic healthcare record solutions involving significant and continuing customer service requirements. Accordingly, the product delivery cycle depends upon the combination of products purchased and the implementation plan defined by the customer in the master sales agreement. Each customer contract is separately negotiated. The installation schedule for a clinical information systems, or departmental electronic healthcare record implementations, typically require three to six months. Under its standard master sales agreement, the Company generally receives a partial payment upon execution of the agreement, a hardware installment payment upon delivery of hardware, installation progress payments upon the completion of defined milestones and final payment upon system acceptance.

The following table sets forth, for the three and six month periods ended June 30, 1999 and 2000, certain items in the Company's statements of operations as a percentage of total operating revenues:

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                     JUNE  30,        JUNE  30,
                                                 ----------------  ---------------
                                                  1999     2000     1999     2000
                                                 -------  -------  -------  ------
Operating revenues:
   Computer system equipment sales and support    16.8 %     2.4%   16.1 %    4.4%
   Application software licenses                  28.1 %    30.9%   32.2 %   26.9%
   Software support                               30.0 %    45.2%   29.6 %   44.6%
   Services and other                             25.1 %    21.5%   22.1 %   24.1%
                                                 -------  -------  -------  ------
      Total revenues                             100.0 %  100.0 %  100.0 %  100.0%
                                                 -------  -------  -------  ------

Operating expenses:
   Cost of products sold                          23.4 %     7.1%   22.6 %    7.5%
    Software amortization                           5.1%     8.8%     5.0%    8.8%
   Client services expense                        26.0 %    39.6%   24.5 %   39.5%
   Software development costs                     11.0 %    17.4%   11.5 %   18.0%
   Sales and marketing costs                      18.2 %    17.6%   20.3 %   17.1%
   General and administrative expense             10.2 %    16.2%   10.6 %   15.0%
                                                 -------  -------  -------  ------
      Total operating expenses                    93.9 %   106.7%   94.5 %  105.9%
                                                 -------  -------  -------  ------

Operating income (loss)                            6.1 %   (6.7)%    5.5 %  (5.9)%
Other income (expense)                             (.6)%    (.7)%    (.5)%   (.5)%
                                                 -------  -------  -------  ------
Net earnings (loss)                                5.5 %   (7.4)%    5.0 %  (6.4)%
                                                 =======  =======  =======  ======


RESULTS  OF  OPERATIONS

(THREE  MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999)

Revenues. During the quarter ended June 30, 2000 the Company reported revenues of $6,466,000 a decrease of $3,459,000 from revenues for the same period in 1999. Revenues from new system implementations declined significantly principally due to the effects of customers' year 2000 remediation focus. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $3,404,000, reflecting this decrease in new system implementations, while software support revenues decreased modestly by $55,000. The Company's radiology system revenues decreased by $940,000, from $2,605,000 recognized during the second quarter of 1999 to $1,665,000 recognized during the second quarter of 2000. Pathology revenues for the second quarter of 2000 decreased by $1,639,000 to $2,638,000 from $4,277,000 during the same period of 1999. Similarly, laboratory information system revenues for the second quarter of 2000 also decreased by $309,000 to $1,883,000 from $2,192,000 during the second quarter of 1999. In addition, Records Plus product line revenues decreased by $468,000 from $748,000 reported for the second quarter of 1999 to $280,000 for the second quarter of 2000.

Computer system equipment sales and support revenues decreased by $1,513,000 to 2.4% of total revenues for the second quarter of 2000, compared to 16.8% for the second quarter of 1999. Management attributes the decrease to the decreased implementation of new systems by customers focused on year 2000 remediation and system validation efforts.

Application software license revenue during the second quarter of 2000, decreased by $789,000 over the same period a year ago, from $2,785,000 to $1,996,000, and similarly service and other revenues decreased by $1,102,000 to $1,388,000 from $2,490,000. These decreases principally result from the decreased implementation of new systems.

Software support revenues decreased by $55,000 to $2,926,000 for the second quarter of 2000, compared to $2,981,000 for the same period one year ago. During 1999, the Company discontinued support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to grow with the implementation of new systems. As of June 30, 2000, the recurring annualized billable support base was $12.1 million. An additional $2.1 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the second quarter of 2000 decreased to 7.1% from 23.4% for the same period in 1999. Hardware and application software license revenues during the second quarter of 2000 similarly decreased to 33.3% from 44.9% of total revenues for the second quarter 1999, due to the significant decrease in new system implementations.

Client Services Expense. Client services expense for the second quarter 2000 decreased $24,000 to $2,560,000 from $2,584,000 for the second quarter 1999, however, two significant transitions within client services have occurred. First, the Company decreased staffing in connection with the re-engineering and cost reduction plans previously completed. In addition, during late 1999 and continuing through the first quarter of 2000, the Company transitioned various development personnel to support and new system implementation roles, consistent with the maturing of the recent new product releases.

Software Development Costs. Software development expense reported for the second quarter of 2000 increased by $28,000 to $1,124,000, compared to $1,096,000 reported for the second quarter of 1999. This nominal increase reflects a real departmental decrease in costs of $62,000 which was offset by a $90,000 reduction in capitalized software development costs. Development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product and e-Business initiatives.

Sales and Marketing. Sales and marketing costs for the second quarter 2000 as a percentage of total revenues, decreased to 17.6% from 18.2% for the same period of 1999. This decrease of $661,000 from $1,803,000 to $1,142,000 in sales and marketing expenses results from sales and marketing cost reduction attributed to the sales realignment and cost reduction programs completed in 1999.


(SIX  MONTHS  ENDED  JUNE  30,  2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999)

Revenues. During the six months ended June 30, 2000 the Company reported revenues of $13,048,000 a decrease of $6,720,000 or 34% from revenues of $19,768,000 for the same period 1999. Revenues from new system implementations declined significantly due to the effects of customers' year 2000 remediation focus. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $6,693,000, reflecting this decrease in new system implementations, while software support revenues decreased modestly by $27,000. The Company's radiology system revenues decreased by $2,670,000, from $5,786,000 recognized during the first six months of 1999 to $3,116,000 recognized during the first six months of 2000. Pathology revenues for the six months ended June 30, 2000 decreased by $2,341,000 to $5,467,000 from $7,808,000 during the same period of 1999. Similarly, laboratory information system revenues for the six months ended June 30, 2000 also decreased by $696,000 to $3,837,000 from $4,533,000 during the first six months of 1999. Revenues from the Records Plus product line decreased by $864,000 from $1,492,000 to $628,000, comparing the six months ended 1999 to the same period of 2000, respectively.

Computer system equipment sales and support revenues decreased by $2,601,000 to 4.4% of total revenues for the six months ended June 30, 2000 compared to 16.1% for the six months ended June 30, 1999. Management attributes the decrease to the decreased implementation of new systems by customers focused on year 2000 remediation and system validation efforts.

Application software license revenue during the six months ended June 30, 2000, decreased by $2,858,000 over the same period a year ago, from $6,364,000 to $3,506,000, and similarly service and other revenues decreased by $1,234,000 to $3,143,000 from $4,377,000. These decreases principally result from the decreased implementation of new systems.

Software support revenues modestly decreased by $27,000 to $5,826,000 for the six months ended June 30, 2000, compared to $5,853,000 for the same period one year ago. During 1999 the Company discontinued support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to continue to grow with the implementation of new systems. As of June 30, 2000, the recurring annualized billable support base was $12.1 million, and an additional $2.1 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the six months ended June 30, 2000 decreased to 7.5% from 22.6% for the same period 1999. Hardware and application software license revenues during the first six months of 2000 similarly decreased to 31.3% from 48.3% of total revenues for the first six months of 1999, due to the significant decrease in new system implementations.

Client Services Expense. Client services expense for the six months ended June 30, 2000 increased $332,000 to $5,147,000 from $4,815,000 for the six months ended June 30, 1999, increasing as a percentage of sales from 24.5% to 39.5%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions. During late 1999 and continuing through the first quarter of 2000 the Company transitioned various development personnel to support and new system implementation roles, consistent with the maturing of the recent new product releases.

Software Development Costs. Software development costs for the six months ended June 30, 2000 increased to 18.0% of total operating revenues from 11.5% incurred during the six months ended June 30, 1999. The $83,000 increase in software development expense reported for the six months ended June 30, 2000 of $2,351,000, compared to $2,268,000 reported for the six months ended June 30, 1999, reflects a $186,000 reduction in capitalized software development costs offset by a real reduction in total software departmental costs of $103,000. Development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines and toward completion of the Company's SurgiPlus product and its e-Business initiatives.

Sales and Marketing. Sales and marketing costs for the six months ended June 30, 2000 as a percentage of total revenues, decreased to 17.1% from 20.3% for the same period of 1999. This decrease of $1,839,000 from $4,066,000 to $2,227,000 in sales and marketing expenses results principally from cost reductions attributed to the sales realignment programs completed in 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of June 30, 2000 the Company had cash and cash equivalents of $2,135,000, line of credit draws of $1,700,000, working capital of $2,088,000, and a working capital ratio of 1.18 to 1. As of June 30, 2000 the Company had a total contract backlog of $23.4 million, which consisted of $9.2 million of new system sales and $14.2 million of annualized billable support under contract. Comparably, the Company's total contract backlog at December 31, 1999 was $25.9 million, which consisted of $11.2 million of new system sales and $14.7 million of annualized billable support under contract. In addition, the Company has been cash positive from operations for seven consecutive quarters.

Accounts receivable as of June 30, 2000 decreased by $3,378,000 from similar balances as of December 31, 1999, principally as a result of decreased system implementations in progress. However, unbilled receivables as of June 30, 2000, increased by $2,201,000 as compared to the unbilled receivable balance as of December 31, 1999 due to a significant number of period end deliveries.

Contracts receivable as of June 30, 2000 decreased by $64,000 to $832,000 as compared to the balance of $896,000 on December 31, 1999, due principally from scheduled collections on monthly installment receivables from radiology information system customers.

During the first half of fiscal 2000 the Company capitalized $1,111,000 of software development costs and purchased $169,000 of additional property and equipment. Development efforts during the first half of 2000 included enhancements to the Company's existing product line, advancement of SurgiPlus and the Company's e-Business initiatives. Management expects to invest significantly into e-Business initiatives beginning in the third quarter 2000. Current property purchases of approximately $500,000 are planned.

Deferred revenue as of June 30, 2000 decreased by $935,000 to $5,642,000 from $6,577,000 reported as of December 31, 1999. The Company has a concentration of calendar year annual customer support contracts with January 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.

Advanced billings as of June 30, 2000 declined by $557,000 to $830,000 from the 1999 year end balance of $1,387,000.
The decline in new systems sales bookings and implementations during 2000 resulted in a lower level of customer contract deposits and advance payments received.

The Company's line of credit with Silicon Valley Bank has been renewed through May 4, 2001. The line of credit provides for the availability of the lessor of $5,000,000 or 70% of qualified accounts receivable, as defined ($1,728,000 as of June 30, 2000).

During the first six months of 2000 the Company received $53,259 in proceeds from the exercise of director and employee options, and paid $80,000 in dividends on the Series C Preferred Stock.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The Company's ability to meet its future working capital requirements is dependent on the Company's ability to maintain profitable operations or to obtain suitable additional financing.

INFLATION  AND  CHANGING  PRICES
--------------------------------

The Company believes inflation has not had a material effect on the Company's operations or its financial condition. Changing prices within the marketplace could have a material effect upon the cost of materials sold and the related price of software and hardware sales.

FORWARD-LOOKING  STATEMENTS
---------------------------

This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not entered into derivative contracts and do not expect to have any hedging activities in the future. Accordingly SFAS 133 is not expected to affect our financial statements.

During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The provisions of SAB No. 101 are required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management believes that SAB No. 101 does not materially alter the Company's revenue recognition methods.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modification to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

                       PART II.          OTHER INFORMATION

Item  1.     Legal  Proceedings
             The information required by this item is incorporated by reference to footnote (c) of the condensed consolidated financial statements included in Part I herein.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             None

Item  3.     Defaults  Upon  Senior  Securities
             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders

             The  Company's  Annual Meeting of Shareholders was held on
             June 8, 2000, in Lake Mary, Florida. Five directors were elected to the Company's Board. A listing of those directors follows:


                                     NUMBER OF VOTES RECEIVED
                                     ------------------------


NAME AND PRINCIPAL OCCUPATION             FOR      AGAINST/WITHHELD  ABSTENTIONS  BROKER NON-VOTES
-------------------------------------  ----------  ----------------  -----------  ----------------
Jerry L. Carson                        14,101,427         3,890,899            0                 0
Executive Vice President, CFO
Evans Enterprises

Mitchel J. Laskey                      11,627,128         6,365,198            0                 0
President and CEO
Dynamic Healthcare Technologies, Inc.

Thomas J. Martinson                    14,524,395         3,467,931            0                 0
President
Martinson & Company, Ltd.

Bret Maxwell                           14,075,875         3,916,451            0                 0
Vice Chairman
First Analysis Corporation

Daniel Raynor                          14,101,975         3,890,351            0                 0
Managing Partner
The Argentum Group

A proposal to engage BDO Seidman, LLP, as the Company's independent certified public accounts for the fiscal year ending December 31, 2000 passed by a vote of 17,132,539 to 779,360 with 80,427 votes abstaining.

A proposal to amend the terms of the 1993 Incentive Stock Option Plan, creating a new 2000 Incentive Stock Option Plan and increasing the shares issuable pursuant to the new plan by 1,000,000 shares passed by a vote of 6,092,343 to 5,271,081 with 86,161 votes abstaining and 6,542,741 broker non-votes.

A proposal to increase the authorized common shares available to fulfill the employer matching contribution to the employee 401K plan by 200,000 shares passed by a vote of 10,021,502 to 1,299,895 with 128,188 votes abstaining and 6,542,741 broker non-votes.

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



                                        DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
                                        ----------------------------------------
                                        (Registrant)





Date:      July  27,  2000               /S/ MITCHEL  J.  LASKEY
           ---------------               -----------------------
                                         Mitchel  J.  Laskey
                                         President, CEO and Treasurer



Date:      July  27,  2000               /S/ PAUL  S.  GLOVER
           ---------------               -----------------------
                                         Paul  S.  Glover
                                         Vice President of Finance,
                                         CFO  and  Secretary