Form 10-Q
period 2000-09-30
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2000-10-31
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For  Quarterly  Period  Ended     September  30,  2000
                                  --------------------

Commission  File  Number     0-12516
                             -------

Dynamic  Healthcare  Technologies,  Inc.
----------------------------------------
Exact  name  of  registrant  as  specified  in  its  charter)

Florida     59-3389871
-------     ----------
(State  of  Incorporation)     (IRS  E.I.N.)

615  Crescent  Executive  Court,  Fifth  Floor,  Lake  Mary,  Florida  32746
----------------------------------------------------------------------------
(Address  of  principal  executive  offices)                   (ZIP  Code)

(407)333-5300
-------------
(Registrant's  telephone  number,  including  area  code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No
     ----

As of October 26, 2000, there were 19,293,511 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This  report  consists  of  fifteen  (15)  pages.

PART  1.          FINANCIAL  INFORMATION



ITEM  1.     FINANCIAL  STATEMENTS

     See  attached  statements  following  this  item  number.

DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
BALANCE  SHEETS

                                                                         DECEMBER 31, 1999    SEPTEMBER 30, 2000
                                                                        -------------------  --------------------
ASSETS                                                                                            (UNAUDITED)
Current assets:
    Cash and cash equivalents                                           $        1,818,209   $         1,845,323
    Accounts receivable, net                                                     8,590,441             6,867,849
    Unbilled receivables                                                         2,989,547             3,800,236
    Contracts receivable - current                                                 155,344               355,725
    Prepaid expenses                                                               546,502               623,758
    Other current assets                                                           171,076               239,271
                                                                        -------------------  --------------------
        Total current assets                                                    14,271,119            13,732,162

Property and equipment, net                                                      4,107,481             3,803,978
Capitalized software development costs, net                                      9,266,284             4,391,984
Goodwill, net                                                                    1,255,483               949,821
Contracts receivable - non-current                                                 741,444               786,670
Other assets                                                                        18,114                34,166
                                                                        -------------------  --------------------
                                                                        $       29,659,925   $        23,698,781
                                                                        ===================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                               $        3,041,799   $         3,617,210
    Deferred revenue                                                             6,577,199             6,145,870
    Advance billings                                                             1,387,119             1,147,675
    Line of credit                                                                 700,000             1,950,000
    Deferred lease incentives - current                                            190,231               190,231
    Other                                                                          297,143               413,085
                                                                        -------------------  --------------------
        Total current liabilities                                               12,193,491            13,464,071
Deferred lease incentives - non-current                                            792,632               649,960
Other                                                                              752,538               702,695
                                                                        -------------------  --------------------
        Total liabilities                                                       13,738,661            14,816,726
                                                                        -------------------  --------------------

Shareholders' equity:
    Series C redeemable convertible preferred stock ($.01 par value;
      issued and outstanding 1,000,000 shares with an aggregate
      liquidation preference of $2,000,000, as of December 31, 1999,
      and September 30, 2000; $.16 per share annual dividend).                   1,811,327             1,811,327
   Common stock ($.01par value; authorized 40,000,000 shares;
      issued and outstanding 18,814,887 shares as of December 31, 1999
      and 19,271,294 shares as of September 30, 2000).                             188,149               192,713
    Warrants                                                                         3,000                 3,000
    Additional paid-in capital                                                  45,135,109            45,666,221
    Deficit                                                                    (31,216,321)          (38,548,486)
                                                                        -------------------  --------------------
                                                                                15,921,264             9,124,775

    Less:  note receivable arising from the exercise of stock options                   --              (242,720)
                                                                        -------------------  --------------------
        Total shareholders' equity                                              15,921,264             8,882,055
                                                                        -------------------  --------------------
                                                                        $       29,659,925   $        23,698,781
                                                                        ===================  ====================

See  notes  to  condensed  financial  statements.

DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

                                                         Three  Months  Ended         Nine  Months  Ended
                                                            September  30,               September  30,
                                                           1999         2000          1999           2000
                                                        ---------     ---------    ---------      ---------
Operating revenues:
    Computer system equipment sales and support      $   512,208   $    306,299   $ 3,686,928   $    879,805
    Application software licenses                      1,625,244      1,692,844     7,988,926      5,198,802
    Software support                                   2,954,384      2,938,022     8,807,543      8,764,031
    Services and other                                 2,410,052      1,242,997     6,787,015      4,385,628
                                                     ------------  -------------  ------------  -------------
               Total operating revenues                7,501,888      6,180,162    27,270,412     19,228,266
                                                     ------------  -------------  ------------  -------------
Operating expenses:
    Cost of products sold                                832,427        634,679     5,294,497      1,617,744
    Software amortization                                538,553        348,986     1,516,872      1,498,469
    Client services expense                            2,413,262      2,471,770     7,228,343      7,618,477
    Software development costs                         1,103,042      1,328,527     3,370,704      3,679,099
    Sales and marketing                                1,407,807      1,083,958     5,473,919      3,311,413
    General and administrative                           884,246      1,067,285     2,974,780      3,024,999
    Restructuring costs                                  523,569      5,725,007       523,569      5,725,007
                                                     ------------  -------------  ------------  -------------
               Total operating expenses                7,702,906     12,660,212    26,382,684     26,475,208
                                                     ------------  -------------  ------------  -------------
Operating income (loss)                                 (201,018)    (6,480,050)      887,728     (7,246,942)
                                                     ------------  -------------  ------------  -------------
Other income (expense):
      Interest expense and financing costs               (81,395)       (69,276)     (229,937)      (154,864)
      Loss on fixed asset sales                          (11,663)          (164)      (22,496)       (30,767)
      Interest income                                     28,169         46,169        85,504        100,407
                                                     ------------  -------------  ------------  -------------
               Total other income (expense)              (64,889)       (23,271)     (166,929)       (85,224)
                                                     ------------  -------------  ------------  -------------
Earnings (loss) before income taxes                     (265,907)    (6,503,321)      720,799     (7,332,166)
                                                     ------------  -------------  ------------  -------------
Income taxes                                                   -              -             -              -
                                                     ------------  -------------  ------------  -------------
Net earnings (loss)                                    ($265,907)   ($6,503,321)  $   720,799    ($7,332,166)
                                                     ============  =============  ============  =============


Net earnings (loss)                                    ($265,907)   ($6,503,321)  $   720,799    ($7,332,166)
Preferred stock dividends                                (40,000)       (40,000)     (120,000)      (120,000)
                                                     ------------  -------------  ------------  -------------
Earnings (loss) available for common shareholders      ($305,907)   ($6,543,321)  $   600,799    ($7,452,166)
                                                     ============  =============  ============  =============

Weighted average number of common shares
  outstanding - basic                                 18,681,205     19,155,473    18,506,082     18,976,130
Dilutive effect of options and warrants                        -              -       328,867              -
                                                     ------------  -------------  ------------  -------------
Weighted average number of common and potential
  common shares outstanding - diluted                 18,681,205     19,155,473    18,834,949     18,976,130
                                                     ------------  -------------  ------------  -------------


Earnings (loss) per common share basic and diluted   $    ( 0.02)  $     ( 0.34)  $      0.03   $      (0.39)
                                                     ============  =============  ============  =============

See  notes  to  condensed  financial  statements.


DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                                                          Nine  Months  Ended
                                                                                                             September  30,
                                                                                                             --------------
                                                                                                          1999          2000
                                                                                                      ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                                   $   720,799    ($7,332,166)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization                                                                       2,652,147      7,618,313
    Employer 401k contributions not requiring cash                                                        239,929        258,182
     Loss on disposal of property                                                                          22,496         30,767
Changes in assets and liabilities:
     Accounts receivable                                                                               (1,487,076)     1,722,592
     Unbilled receivables                                                                              (1,319,415)      (810,689)
     Contracts  receivable                                                                                857,937       (245,607)
     Other                                                                                                775,978       (163,005)
     Accounts payable and accrued expenses                                                               (720,920)       575,411
     Deferred revenue                                                                                    (510,816)      (431,329)
     Advance billings                                                                                    (401,721)      (239,444)
                                                                                                      ------------  -------------
                        Net cash provided (used) by operating activities                                  829,338        983,025
                                                                                                      ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized software development costs                                                            (1,797,784)    (1,622,403)
     Purchases of property and equipment                                                                 (224,831)      (434,742)
     Proceeds from disposal of property and equipment                                                      40,309          1,000
                                                                                                      ------------  -------------
                        Net cash used in investing activities                                          (1,982,306)    (2,056,145)
                                                                                                      ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings/(repayments) on line of credit                                                          1,144,000      1,250,000
     Borrowings/(repayments) under notes payable                                                          (81,099)       (60,397)
     Proceeds from issuance of common stock                                                               296,905        154,774
     Payment of preferred stock dividends                                                                (120,000)      (120,000)
     Borrowings/(repayments) on long-term debt and capital lease obligations                             (112,576)      (124,143)
                                                                                                      ------------  -------------
                        Net cash provided (used) by financing activities                                1,127,230      1,100,234
                                                                                                      ------------  -------------

Net increase (decrease) in cash and cash equivalents                                                      (25,738)        27,114
Cash and cash equivalents, beginning of period                                                          1,962,426      1,818,209
                                                                                                      ------------  -------------
Cash and cash equivalents, end of period                                                              $ 1,936,688   $  1,845,323
                                                                                                      ============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                                    $    77,491   $     97,885
                                                                                                      ============  =============
     Income taxes paid/(received)                                                                     $        --   $         --
                                                                                                      ============  =============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITY:
     Computer and communications equipment acquired under capital lease
      obligations                                                                                     $        --   $    243,687
                                                                                                      ============  =============
     Common stock issued in exchange for note receivable from an officer                              $        --   $    242,720
                                                                                                      ============  =============

See  notes  to  condensed  financial  statements.

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

(A)     UNAUDITED  FINANCIAL  STATEMENTS:

The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and accruals considered necessary for fair presentation of financial information have been included and are of a normal recurring nature except for the effects of the restructuring charge in 2000 discussed in Footnote E. Certain prior period balances have been reclassified to conform to the Year 2000 presentation. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 1999 Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(B)     NOTE  RECEIVABLE  -  OFFICER:

On  August  8,  2000,  Mr.  Cris  Assif,  the  Company's  President  of Internet
Solutions, exercised an employment option to acquire 148,000 common shares of the Company for $1.64 per share through the issuance of a promissory note in the amount of $242,720 payable to the Company on or before August 8, 2003. Interest on the recourse note is payable annually in arrears and accrues at the rate of nine percent (9%) per annum. This note may be prepaid in whole or in part at any time without penalty.

(C)     LINE  OF  CREDIT:

On October 30, 2000 the Company renegotiated a new one year line of credit with Silicon Valley Bank (the "Bank"), as a result of a breach of the quarterly net income covenant, subject to the Bank's customary collateral examination. The new line of credit is intended to provide for up to $3,000,000 of borrowings based on a maximum advance ratio equal to 85% of qualified receivables, $3,000,000 as of September 30, 2000, and an annual interest rate equal to the Bank's prime rate plus two and one half percent, twelve percent (12%) as of September 30, 2000, and removes all prior covenants in favor of a minimum tangible net worth covenant of no less than $3,000,000. The Company's tangible net worth as of September 30, 2000 was $3,540,250.

(D)     CAPITAL  LEASES:

During the third quarter 2000, the Company entered into a lease agreement for the purchase of $243,687 of computer and communications equipment. Future minimum lease payments under non-cancelable capital leases are included in other liabilities, and are summarized as follows:

YEAR  ENDED  SEPTEMBER  30:
---------------------------
2001                                     $280,318
2002                                       93,042
2003                                       77,535
                                         ---------
Total future minimum lease payments       450,895
Less:  Amount representing interest       (45,140)
                                         ---------
Present value of minimum lease payments   405,755
Less:  Current portion                    250,732
                                         ---------
Long term capital lease obligation       $155,023
                                         =========

Included  in  fixed  assets  are  the  following:


                                DECEMBER 31, 1999   SEPTEMBER 30, 2000
                               -------------------  ------------------
                                                       (UNAUDITED)
Capital lease property           $          523,049   $   766,736
Less:  Accumulated depreciation            (102,388)     (161,146)
                                 -------------------  ------------
                                 $          420,661   $   605,590
                                 ===================  ============

(E)     RESTRUCTURING  COSTS:

During the third quarter 2000, the Company adopted a formal plan to abandon specific products, and, as a result, recorded restructuring charges of $5,725,007. In connection with the Company's strategic decision to focus marketing efforts on the Company's clinical suite of products (CoPathPlus, RadPlus and e-Premier) and its e-Business initiatives (CoMed Internet). SurgiPlus, DynamicVision and PACSPlus will no longer be actively marketed by the Company. Historical revenues from the discontinued products were approximately $247,000 and $416,000 for the three months ended September 30, 2000 and 1999, respectively, and $875,000 and $1,908,000 for the nine months ended September 30, 2000 and 1999, respectively. The abandoned product charges consist of the write-off of net capitalized software costs of $4,998,234 and a write-off of prepaid licenses of $130,624. In addition, employee severance and termination costs, associated with positions eliminated as a result of the abandoned product offerings, in the amount of $399,735 and a reserve for contract losses of $196,414 were accrued and expensed during the third quarter of 2000. A total of 32 employees were terminated in connection with the abandoned product offerings. Termination benefits as of and for the three months ended September 30, 2000 are summarized as follows:

                        NO. OF                      TOTAL SEVERANCE
                      TERMINATED      BENEFITS      AND TERMINATION
DEPARTMENT             EMPLOYEES       ACCRUED           BENEFITS
--------------------  ----------  ----------------  ----------------
Client Services               13  $         90,271  $         90,271
Software Development          16           209,643           209,643
Sales and Marketing            3            99,821            99,821
                      ----------  ----------------  ----------------
                              32  $        399,735  $        399,735
                      ==========  ================  ================

(F)     EARNINGS  (LOSS)  PER  SHARE:

Basic earnings (loss) per share is computed on the basis of the weighted average shares outstanding. Diluted earnings per share is computed on the basis of the weighted average shares outstanding plus potential common stock which would arise from the exercise of stock options and warrants and conversion of the Series C preferred stock if dilutive.


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

The Company is a leader in providing diagnostic workflow and collaborative solutions in acute care hospitals, ambulatory care centers, reference laboratories and imaging centers. The Company currently serves more than 650 customers, most located in the United States. Key customers include Massachusetts General Hospital, University of North Carolina Hospitals, University of Pittsburgh Medical Center Health System, University of Illinois at Chicago Medical Center, Memorial Sloan-Kettering Cancer Center, Advocate Health Care, Borgess Health Alliance, The Mayo Clinic and Medical College of Virginia. The Company's systems automate ordering, scheduling, specimen and procedure tracking, data / image acquisition from diagnostic equipment, store and archive results. For years, the Company has provided the processing backbone for clinical information within the key clinical departments of pathology, radiology and laboratory, and has provided electronic integration with diagnostic images and voice dictation.

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

The following table sets forth, for the three and nine month periods ended September 30, 1999 and 2000, certain items in the Company's statements of operations as a percentage of total operating revenues:


                                                  THREE  MONTHS      NINE  MONTHS
                                                       ENDED             ENDED
                                                  SEPTEMBER  30,     SEPTEMBER  30,
                                                 ----------------   ----------------
                                                  1999      2000     1999     2000
                                                 -------  --------  -------  -------
Operating revenues:
   Computer system equipment sales and support     6.8 %     5.0 %   13.5 %    4.6 %
   Application software licenses                  21.7 %    27.4 %   29.3 %   27.0 %
   Software support                               39.3 %    47.5 %   32.3 %   45.6 %
   Services and other                             32.2 %    20.1 %   24.9 %   22.8 %
                                                 -------  --------  -------  -------
      Total revenues                             100.0 %   100.0 %  100.0 %  100.0 %
                                                 -------  --------  -------  -------

Operating expenses:
   Cost of products sold                          11.1 %    10.3 %   19.4 %    8.4 %
    Software amortization                          7.2 %     5.6 %    5.6 %    7.8 %
   Client services expense                        32.2 %    40.0 %   26.5 %   39.6 %
   Software development costs                     14.7 %    21.5 %   12.4 %   19.1 %
   Sales and marketing costs                      18.8 %    17.5 %   20.1 %   17.2 %
   General and administrative expense             11.8 %    17.3 %   10.9 %   15.7 %
   Restructuring costs                             6.9 %    92.6 %    1.9 %   29.8 %
                                                 -------  --------  -------  -------
      Total operating expenses                   102.7 %    204.8%   96.8 %  137.6 %
                                                 -------  --------  -------  -------

Operating income (loss)                           (2.6)%  (104.8)%    3.3 %  (37.6)%
Other income (expense)                            (0.9)%    (0.4)%   (0.7)%   (0.5)%
                                                 -------  --------  -------  -------
Net earnings (loss)                               (3.5)%  (105.2)%    2.6 %  (38.1)%
                                                 =======  ========  =======  =======


RESULTS  OF  OPERATIONS

(THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999)

Revenues. During the quarter ended September 30, 2000 the Company reported revenues of $6,180,000 a decrease of $1,322,000 from revenues for the same period in 1999. Revenues from new system implementations declined significantly principally due to general market slowdown caused by reduced capital procurement by healthcare providers. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $1,306,000, reflecting this decrease in new system implementations, while software support revenues decreased modestly by $16,000. The Company's radiology system revenues decreased by $703,000, from $1,946,000 recognized during the third quarter of 1999 to $1,243,000 recognized during the third quarter of 2000. Pathology revenues for the third quarter of 2000 decreased by $323,000 to $3,197,000 from $3,520,000 during the same period of 1999.
Similarly, laboratory information system revenues for the third quarter of 2000 also decreased by $118,000 to $1,494,000 from $1,612,000 during the third quarter of 1999. In addition, Records Plus product line revenues decreased by $169,000 from $416,000 reported for the third quarter of 1999 to $247,000 for the third quarter of 2000.

Computer system equipment sales and support revenues decreased by $206,000 to 5.0% of total revenues for the third quarter of 2000, compared to 6.8% for the third quarter of 1999. Management attributes the decrease to the decreased implementation of new systems by customers focused on year 2000 remediation and system validation efforts.

Application software license revenue during the third quarter of 2000, increased modestly by $68,000 over the same period a year ago, from $1,625,000 to $1,693,000.

Service and other revenues decreased by $1,167,000 to $1,243,000 from $2,410,000 is principally resulted from the decreased implementation of new systems during 2000.

Software support revenues decreased by $16,000 to $2,938,000 for the third quarter of 2000, compared to $2,954,000 for the same period one year ago. During 1999, the Company discontinued support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to grow with the implementation of new systems. As of September 30, 2000, the recurring annualized billable support base was $12.1 million. An additional $2.0 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the third quarter of 2000 decreased to 10.3% from 11.1% for the same period in 1999. Computer system equipment sales and support revenues during the third quarter of 2000 similarly decreased to 5.0% from 6.8% of total revenues for the third quarter 1999, due to the significant decrease in new system implementations.

Software Amortization. Software amortization for the third quarter of 2000 decreased by approximately $190,000 from $539,000 during the third quarter of 1999 to $349,000. During the third quarter of 2000 the Company abandoned marketing of DynamicVision and PACSPlus for strategic reasons, which lowered the recurring amortization.

Client Services Expense. Client services expense for the third quarter 2000 increased $59,000 to $2,472,000 from $2,413,000 for the third quarter 1999, however, two significant transitions within client services have occurred. First, the Company decreased staffing in connection with the cost reduction plans previously completed. In addition, during late 1999 and continuing through the first quarter of 2000, the Company transitioned various development personnel to support and new system implementation roles, consistent with the maturing of the recent new product releases.

Software Development Costs. Software development expense reported for the third quarter of 2000 increased by $226,000 to $1,329,000, compared to $1,103,000 reported for the third quarter of 1999. The Company's e-Business initiatives development costs have not been capitalized. In addition, development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines.

Sales and Marketing. Sales and marketing costs for the third quarter 2000 as a percentage of total revenues, decreased to 17.5% from 18.8% for the same period of 1999. This decrease of $324,000 from $1,408,000 to $1,084,000 in sales and marketing expenses results from the sales realignment and cost reduction programs completed in 1999.

General and Administrative. General and administrative costs increased by $183,000 to $1,067,000 for the third quarter 2000 compared to $884,000 for the third quarter of 1999, and increased as a percentage of total revenues to 17.3% from 11.8%. Management for the Company's e-Business initiatives is being charged to general and administrative costs and the restructured organization allocates a higher percentage of overhead burdens to the general and administrative department as a result of the department constituting a higher percentage of Company-wide salaries and wages.

Restructuring Costs. During the third quarter 2000, the Company adopted a formal plan to abandon specific products, and, as a result, recorded restructuring charges of $5,725,007. In connection with the Company's strategic decision to focus marketing efforts on the Company's clinical suite of products (CoPathPlus, RadPlus and e-Premier) and its e-Business initiatives (CoMed Internet). SurgiPlus, DynamicVision and PACSPlus will no longer be actively marketed by the Company. Historical revenues from the discontinued products were approximately $247,000 and $416,000 for the three months ended September 30, 2000 and 1999, respectively. The abandoned product charges consist of the write-off of net capitalized software costs of $4,998,234 and a write-off of prepaid licenses of $130,624. In addition, employee severance and termination costs, associated with positions eliminated as a result of the abandoned product offerings, in the amount of $399,735 and a reserve for contract losses of $196,414 were accrued and expensed during the third quarter of 2000. A total of 32 employees were terminated in connection with the abandoned product offerings.

(NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999)

Revenues. During the nine months ended September 30, 2000 the Company reported revenues of $19,228,000 a decrease of $8,042,000 or 29.5% from revenues of $27,270,000 for the same period 1999. Revenues from new system implementations declined significantly due to general market slowdown caused by reduced capital procurement by healthcare providers. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $7,999,000, reflecting this decrease in new system implementations, while software support revenues decreased modestly by $43,000. The Company's radiology system revenues decreased by $3,372,000, from $7,731,000 recognized during the first nine months of 1999 to $4,359,000 recognized during the first nine months of 2000. Pathology revenues for the nine months ended September 30, 2000 decreased by $2,665,000 to $8,663,000 from $11,328,000 during the same period of 1999. Similarly, laboratory information system revenues for the nine months ended September 30, 2000 also decreased by $813,000 to $5,331,000 from $6,144,000 during the first nine months of 1999. Revenues from the Records Plus product line decreased by $1,033,000 from $1,908,000 to $875,000, comparing the nine months ended 1999 to the same period of 2000, respectively.

Computer system equipment sales and support revenues decreased by $2,807,000 to 4.6% of total revenues for the nine months ended September 30, 2000 compared to 13.5% for the nine months ended September 30, 1999. Management attributes the decrease to the decreased implementation of new systems by customers focused on year 2000 remediation and system validation efforts.

Application software license revenue during the nine months ended September 30, 2000, decreased by $2,790,000 over the same period a year ago, from $7,989,000 to $5,199,000, and similarly service and other revenues decreased by $2,401,000 to $4,386,000 from $6,787,000. These decreases principally result from the decreased implementation of new systems.

Software support revenues modestly decreased by $43,000 to $8,764,000 for the nine months ended September 30, 2000, compared to $8,807,000 for the same period one year ago. During 1999 the Company discontinued support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to continue to grow with the implementation of new systems. As of September 30, 2000, the recurring annualized billable support base was $12.1 million, and an additional $2.0 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the nine months ended September 30, 2000 decreased to 8.4% from 19.4% for the same period 1999. Hardware and application software license revenues during the first nine months of 2000 similarly decreased to 31.6% from 42.8% of total revenues for the first nine months of 1999, due to the significant decrease in new system implementations.

Client Services Expense. Client services expense for the nine months ended September 30, 2000 increased $390,000 to $7,618,000 from $7,228,000 for the nine months ended September 30, 1999, increasing as a percentage of sales from 26.5% to 39.6%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions. During late 1999 and continuing through the first quarter of 2000 the Company transitioned various development personnel to support and new system implementation roles, consistent with the maturing of the recent new product releases.

Software Development Costs. Software development costs for the nine months ended September 30, 2000 increased to 19.1% of total operating revenues from 12.4% incurred during the nine months ended September 30, 1999. The $308,000 increase in software development expense reported for the nine months ended September 30, 2000 of $3,679,000, compared to $3,371,000 reported for the nine months ended September 30, 1999, results principally from resources committed to the development of the Company's e-Business initiatives, which have not been capitalized. In addition development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines.

Sales and Marketing. Sales and marketing costs for the nine months ended September 30, 2000 as a percentage of total revenues, decreased to 17.2% from 20.1% for the same period of 1999. This decrease of $2,163,000 from $5,474,000 to $3,311,000 in sales and marketing expenses results principally from cost reductions attributed to the sales realignment programs completed in 1999.

Restructuring Costs. During the third quarter 2000, the Company adopted a formal plan to abandon specific products, and, as a result, recorded restructuring charges of $5,725,007. In connection with the Company's strategic decision to focus marketing efforts on the Company's clinical suite of products (CoPathPlus, RadPlus and e-Premier) and its e-Business initiatives (CoMed Internet). SurgiPlus, DynamicVision and PACSPlus will no longer be actively marketed by the Company. Historical revenues from the discontinued products were approximately $875,000 and $1,908,000 for the nine months ended September 30, 2000 and 1999, respectively. The abandoned product charges consist of the write-off of net capitalized software costs of $4,998,234 and a write-off of prepaid licenses of $130,624. In addition, employee severance and termination costs, associated with positions eliminated as a result of the abandoned product offerings, in the amount of $399,735 and a reserve for contract losses of $196,414 were accrued and expensed during the third quarter of 2000. A total of 32 employees were terminated in connection with the abandoned product offerings.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of September 30, 2000 the Company had cash and cash equivalents of $1,845,000, line of credit draws of $1,950,000, working capital of $268,000, and a working capital ratio of 1.02 to 1. In addition, the Company has been cash positive from operations for eight consecutive quarters.

Accounts receivable as of September 30, 2000 decreased by $1,723,000 from similar balances as of December 31, 1999, principally as a result of decreased system implementations in progress. However, unbilled receivables as of September 30, 2000, increased by $811,000 as compared to the unbilled receivable balance as of December 31, 1999 due principally to the timing of billing milestones in implementations in progress.

Contracts receivable as of September 30, 2000 increased by $246,000 to $1,142,000 as compared to the balance of $896,000 on December 31, 1999, due principally to one large system installation completed during the quarter with deferred payment terms, less scheduled collections on existing contracts.

During the first three quarters of fiscal 2000 the Company capitalized $1,622,000 of software development costs and purchased $678,000 of additional property and equipment. Development efforts during the first three quarters of 2000 included enhancements to the Company's existing product line. Property purchases were made principally to build the data center to support the Company's e-Business initiatives. During the third quarter approximately $244,000 of the e-Business property purchases were financed under a three year capital lease, and portal development of the e-Business initiative has been effectively financed by subordinating payment to the subcontracted development partner to future revenue from the product. Management expects capitalized development costs to decrease significantly as a result of the restructuring.

Deferred revenue as of September 30, 2000 decreased by $431,000 to $6,146,000 from $6,577,000 reported as of December 31, 1999. The Company has a concentration of calendar year annual customer support contracts with January 1 start dates, which typically results in quarterly changes to the deferred revenue balance.

Advanced billings as of September 30, 2000 declined by $239,000 to $1,148,000 from the 1999 year end balance of $1,387,000. The decline in new systems sales bookings and implementations during 2000 resulted in a lower level of customer contract deposits and advance payments received.

On October 30, 2000 the Company renegotiated a new one year line of credit with Silicon Valley Bank (the "Bank"), as a result of a breach of the quarterly net income covenant, subject to the Bank's customary collateral examination. The new line of credit is intended to provide for up to $3,000,000 of borrowings based on a maximum advance ratio equal to 85% of qualified receivables, $3,000,000 as of September 30, 2000, and an annual interest rate equal to the Bank's prime rate plus two and one half percent, twelve percent (12%) as of September 30, 2000, and removes all prior covenants in favor of a minimum tangible net worth covenant of no less than $3,000,000. The Company's tangible net worth as of September 30, 2000 was $3,540,250.

During the first nine months of 2000 the Company received $155,000 in proceeds from the exercise of director and employee options, and paid $120,000 in dividends on the Series C Preferred Stock.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The Company's ability to meet its future working capital requirements is dependent on the Company's ability to achieve profitable operations or to obtain suitable additional financing.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not entered into derivative contracts and do not expect to have any derivative or hedging activities in the future. Accordingly SFAS 133 is not expected to affect our financial statements.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modification to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

PART  II.          OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
None

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
The  information  required by this item is incorporated by reference to footnote
(B)  of  the  condensed  financial  statements  included  in  Part  I  herein.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
The  information  required by this item is incorporated by reference to footnote
(C)  of  the  condensed  financial  statements  included  in  Part  I  herein.

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



                                       DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
                                       ----------------------------------------
                                       (Registrant)





Date:      October  31,  2000          /S/MITCHEL  J.  LASKEY
           ------------------          ----------------------
                                       Mitchel  J.  Laskey
                                       President,  CEO  and  Treasurer



Date:      October  31,  2000          /S/PAUL  S.  GLOVER
           ------------------          -------------------
                                       Paul  S.  Glover
                                       Vice  President  of  Finance,
                                       CFO  and  Secretary