Form 10-K
period 2000-12-31
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2001-04-02
CIK 720481

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark  One)

 X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of  1934  (Fee  Required)

For the fiscal year ended   December 31, 2000 or
                            --------------------

      Transition  report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act  of  1934  (No  Fee  Required)

For  the  transition  period  from     to

Commission  File  Number              0-12516
                                     --------

 Dynamic  Healthcare  Technologies,  Inc.
-----------------------------------------
(Exact name of registrant as specified in its charter)

  Florida                         59-3389871
--------------------------------------------
(State  of  Incorporation)     (IRS  E.I.N.)

615 Crescent Executive Court, Fifth Floor, Lake Mary, Florida          32746
-------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                        (ZIP  Code)

(407)  333-5300
---------------
(Registrant's  telephone  number,  including  area  code)

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                 --------

Securities registered pursuant to Section 12(g) of the Act:    Common Stock
                                                              ---------------
                                                              (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes    X    No
                                               ----      ----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates, based on the closing price as of March 7, 2001, was $8,211,479. A total of 13,824,039 shares of the Company's common stock were held by persons and entities believed to be non-affiliated on March 7, 2001, and the closing price of the Company's common stock on this date was $.594.

As of March 7, 2001, there were 19,428,142 shares outstanding of the issuer's only class of common stock.

This  report  consists  of  fifty-seven  (57)  pages.

The  index  to  exhibits  appears  on  page  twenty  (20).

DOCUMENTS  INCORPORATED  BY  REFERENCE

(1) Portions of the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 2000 ("Annual Report to Shareholders") are incorporated herein by reference into Part II of this Form 10-K. Portions of the definitive Proxy Statement of Dynamic Healthcare Technologies, Inc. for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

THIS ANNUAL REPORT ON FROM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE "ITEM 1. BUSINESS FACTORS AFFECTING FORWARD-LOOKING STATEMENTS."

                                     PART I

ITEM  1.          BUSINESS

GENERAL

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the Company") is a provider of NT, UNIX and AS/400 based diagnostic workflow solutions for pathology, laboratory and radiology departments in approximately 640 customer sites, most located in the United States. The Company has designed, developed and deployed advanced Internet and image, voice and Web-enabled information systems for its customers that address a broad range of requirements. Dynamic's information systems contribute to higher quality and more cost-effective delivery of care and make it possible to have access to information across the entire continuum of care. The Company provides support for all of its systems and also offers integration and other consulting services to its customers.

The Company's customer base includes of many of the world's leading healthcare organizations such as Memorial Sloan-Kettering Cancer Center, The Mayo Foundation, The University of North Carolina Hospitals, LabCorp, Valley Health System, St. Mary's Health System, Parkland Memorial Hospital, Columbia Presbyterian Medical Center, New York Hospital and Northwest Radiology Network. The Company's systems automate ordering, scheduling, specimen and procedure tracking, data / image acquisition from diagnostic equipment, store and archive results. For years, the Company has provided the processing backbone for clinical information within the key clinical departments of pathology, radiology and laboratory, and has provided electronic integration with diagnostic images and voice dictation

The Company was originally incorporated in California in 1977, reincorporated in Nebraska in 1982 and subsequently reincorporated in Florida in 1996. The Company's executive offices are located at 615 Crescent Executive Court, Fifth Floor, Lake Mary, Florida, 32746. In addition, the Company's clinical solutions center is located in Waltham, Massachusetts. Its telephone number is (407) 333-5300 and its World Wide Web address is http://www.dht.com.
                                                   ------------------

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

The Department of Health and Human Services (HHS) has issued proposed regulations specifying the confidentiality requirements for electronically captured personal health information mandated by the Health Insurance Portability and Accountability Act ("HIPAA"). These regulations, projected to be finalized by mid-year, are expected to go into effect in early 2002. The entire healthcare community - providers, payers, software developers, consultants and users - will devote tremendous efforts over the next two (2) years implementing the final HIPAA confidentiality regulations. HHS has estimated that the cost of meeting HIPAA compliance will exceed $3.8 billion. The Company believes that it is well positioned to take advantage of the opportunities created by HIPAA. In this regard, we employ a full time regulatory consultant whose duties include monitoring and advising management of the applicable sections of HIPAA that will apply to the company's business.

We believe that the emergence of the Internet as the medium of choice for global information access and communication offers significant potential to meet these rapidly increasing demands for information by all participants in the delivery of healthcare. The growth rate of Internet users seeking health-related information is expected to outpace the rapid growth of total Internet users as far out as consulting analysts are currently willing to project.

Given its expanded market reach and significantly lower operating costs, the Internet has become a mission-critical competitive technology for all software companies. The Internet has the ability to transform the $1.2 trillion healthcare sector from a cottage industry that gets by on incomplete and inaccurate data to one that is fueled by increased information flow. This will be accomplished by connecting all participants in the delivery of health services and empowering consumers and purchasers of healthcare to make better decisions. International Data Corporation indicates that capital spending on "Web-enablement" will grow from $305 billion in 1999 to $1.5 trillion by 2003. Forrester Research anticipates that business-to-business (B2B) e-commerce will reach $1 trillion by 2003.

PRODUCTS  AND  SERVICES

Dynamic uses the power of technology to improve diagnostic workflow for pathology, laboratory and radiology services. Dynamic's solutions enable health professionals to have extensive access to the clinical information they need to make decisions and more effectively manage patient care. Although the company has various products and services, it does not maintain discrete financial information by product line. Management does not review operating results by product line to make decisions about allocating resources and assessing operating performance by product line. In addition, the Company's product line is marketed through a common distribution network and to a common customer base almost exclusively in North America. Accordingly, management has determined that it operates in a single reporting segment.

PATHOLOGY

The Company's anatomic pathology systems are scalable, client/server solutions which are enabled with advanced voice, imaging and Web capabilities. Dynamic CoPathPlus is a client/server anatomic pathology system that automates specimen accessioning and case dictation, produces patient and management reports, and provides SNOMED and natural language retrieval of diagnoses. CoPathPlus also provides healthcare facilities with a flexible tool set that allows users to modify specimen data entry windows and report formats. CoPathPlus is image-enabled by capturing high-resolution digital images and permanently storing those images electronically with related patient and diagnostic data. CoPathPlus is also voice-enabled with a speech recognition solution, which expedites the pathology dictation process and results in shorter turnaround time in delivering patient reports to clinicians.

The Company's pathology product line has an installed base of approximately 456 customers. Representative Pathology customers include:

   Columbia  Presbyterian  Medical  Center        New  York  Hospital
   LabCorp                                        ProPath  Laboratory
   Memorial  Sloan-Kettering  Cancer  Center      The  Mayo  Foundation

Currently, the pathology product line has a dedicated sales force consisting of four sales representatives. Pricing for the Company's pathology systems ranges from approximately $100,000 to over $1,000,000 for larger hospital systems. These prices include licensed software, equipment and implementation services. Annual support services are not included in the systems price and typically equal approximately 18% of the software license fee.

LABORATORY

The Premier Series laboratory information system ("LIS") provides functionality for specimen collection, testing and result reporting. The Premier Series LIS supports bar coding, instrument interfaces, paperless microbiology, multi-facility management and optical storage. Other features include quality assurance workload recording and management reporting. The Premier Series LIS integrates with highly specialized blood bank information systems, providing both transfusion and donor service software as well as regulatory products. The Premier Series LIS also complies with federal regulations and assists laboratories in deciding upon the appropriate and medically necessary course of action in diagnosing and treating patients.

The Company's Web-enabled version of the Premier Series LIS, known as e-Premier, enables laboratory and clinical staff, both inside and outside the hospital, to use the LIS over the Internet, extending the reach of the laboratory to remote hospitals, outreach service locations, reference labs, physician offices and homes. Referring physicians and clinicians can access e-Premier using any Internet-connected device to enter laboratory orders and review patients' laboratory test results.

The Company's laboratory product line has an installed base of approximately 104 customers. Representative Laboratory customers include:

  Clinical Labs of the Midwest  Ostego  Memorial  Hospital
  Deaconess  Hospital           Pharmacia  &  Upjohn
  El  Camino  Hospital          St.  Mary's  Duluth  Clinic  and  Health  System
  John  Umpstead  Hospital      Valley  Health  Systems

Currently, the laboratory product line has a dedicated sales force consisting of two sales representatives. Pricing for the Company's laboratory systems ranges from approximately $150,000 to over $250,000 for larger hospital systems. These prices include licensed software, equipment and implementation services. Annual support services are not included in the systems price and typically equal approximately 18% of the software license fee.

RADIOLOGY

The Company's radiology solution combines advanced client/server architecture with Web technology. Dynamic's competitive position is enhanced by the close relationship between its Radiology Information System ("RIS"), and its Picture Archiving and Communication System ("PACS"). Information collected by the
Company's  RIS  is  available  to  the PACS, and images captured by the PACS are available to the RIS. The result is an "image-enabled" RIS combined with an "information-enabled" PACS. Primary markets for the Company's radiology solutions include hospitals, clinics and independent diagnostic imaging centers.

Dynamic RadPlus is an image-enabled, client/server radiology information system that includes scheduling, patient tracking, film tracking, remote transcription, reporting and management of all radiology functions. Using RadPlus, facilities can easily adapt to change with tools, which allow users to make screen modifications without the expense and delays of reprogramming by the vendor. RadPlus is also voice-enabled with its continuous speech recognition solution. In addition, remote transcriptionists have the ability to access RadPlus over the Internet to transcribe, approve and disseminate radiology reports to referring physicians. This Web-based connectivity feature improves efficiency by reducing turnaround time in the patient report completion process.

As an integral part of RadPlus, Dynamic offers a PACS, which integrates information from the RIS with images and provides access to this information. CoMed for Results, a vital component of the PACS system, is a Web-based teleradiology system that provides radiologists and physicians with extensive access to radiology images and reports.

The Company's radiology product line has an installed base of approximately 66 customers. Representative Radiology customers include:

  Deaconess  Hospital             Next  Generation  Radiology
  Marquette  General  Hospital    Northwest  Radiology
  Medical College of Virginia University of California Irvine Medical Center Nassau County Medical Center Winnipeg Regional Health Authority

The radiology product line has a dedicated sales force consisting of four sales representatives. Pricing for the Company's radiology systems ranges from approximately $250,000 to over $1,000,000 for larger hospital systems. These prices include licensed software, equipment and implementation services. Annual support services are not included in the systems price and typically equal approximately 18% of the software license fee.

COMED

In July 2000, the Company launched its CoMed Internet strategy. CoMed is the Company's solution for the industry's challenges in the capture and dissemination of pertinent clinical and diagnostic information in any form. CoMed, short for Collaborative Medicine, allows physicians, nurses and other caregivers throughout the care delivery system to access and share information. Dynamic believes several market influences position the industry to undergo fundamental change in accomplishing the capture and dissemination of clinical information. These factors include the availability of new information technology and the increasingly ubiquitous Internet communications platform, along with the sizable financial pressure placed on the healthcare system through the Balanced Budget Act.

As a result of these market influences, Dynamic has developed its suite of CoMed Internet solutions to:

     Enable clients to deliver clinical transactions and information to their physician populations quickly and cost-effectively via a client branded, secure Web site; and

     Allow clients with limited capital and resources to purchase Dynamic's workflow solutions via a subscription based Application Service Provider ("ASP") model.

Dynamic is developing and commercializing its Internet and software-based medical information system products using the names CoMed for Results and CoMed for Workflow Management. These products are designed to provide, through Dynamic's ASP facility, the ability for diagnostic clinical departments to implement end-to-end clinical information systems and results distribution using a secure Web environment. These products leverage Dynamic's expertise in providing traditional clinical information system solutions for pathology, laboratory and radiology and expand their reach through the use of current Internet technologies.

CoMed for Results provides physicians and clinicians with rapid, convenient access to laboratory, radiology and pathology results and reports over the Internet. The application runs under Netscape Communicator 4.0 (or higher) or Microsoft Internet Explorer 4.0 (or higher) and gives clinicians affordable and mobile computing alternatives ranging from standard desktop PCs to handheld portable computing devices. CoMed for Results can be implemented very rapidly. In less than four weeks, a healthcare organization can provide secure access to clinical results over the Internet through a client-branded Web site. Dynamic manages the entire process, reducing implementation risks and minimizing disruption of customer resources.

CoMed for Workflow Management is Dynamic's solution to the capital constrained healthcare environment where facilities and departments are rewarded for cost containment, risk aversion and improved diagnostic and client care outcomes. CoMed for Workflow Management consists of three distinct offerings for different clinical and diagnostic areas of hospitals, clinics, laboratories, imaging centers and other ambulatory care settings:

     CoMed  for  Radiology  Management;

     CoMed  for  Laboratory  Management;  and

     CoMed  for  Pathology  Management

Dynamic has a significant opportunity to extend its reach to physicians and to deliver its core clinical applications. Unlike many e-health start-ups, Dynamic enjoys reduced execution risk given the foundation of its core business and strong operating history.

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

RESEARCH  AND  DEVELOPMENT

The Company's research and development program is designed to extend the capabilities of existing products and develop new healthcare application solutions. The Company believes that a substantial and sustained commitment to product development is important to the long-term success of its business. As of December 31, 2000, 20 employees were engaged in research and development activities. During the years ended December 31, 1998, 1999 and 2000, the Company spent approximately, $8,064,000, $6,806,000 and $6,881,000 respectively, on research and development. The majority of Dynamic's research and development expenditures have been directed toward Dynamic RadPlus (TM), CoPathPlus (TM), Premier Series LIS and CoMed product lines. The Company's research and development benefits from customer input and user group forums.

MAJOR  CLIENTS

The Company does not have a dependence on any single customer, the loss of which would have a material adverse effect on continuing operations. The Company does generate revenue almost exclusively through sales to the healthcare industry located in the United States. Due to this concentration, substantially all receivables of the Company are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other industry related conditions. The Company currently has approximately 640 customers. The majority of these customers are located within the United States.

BACKLOG

As of December 31, 2000 the Company has a combined backlog of approximately $21.4 million. The Company had contracts for the delivery of systems and services totaling approximately $7.8 million on December 31, 2000, compared to $9.8 million on December 31, 1999. In addition, as of December 31, 2000 the Company had contracts for the delivery of software support services billable at an annual rate of $13.6 million, compared to $14.7 million as of December 31, 1999.

STRATEGIC  RELATIONSHIPS

The Company has entered into strategic relationships with several leading technology developers to gain access to certain technologies that are integrated into the Company's systems. In addition, through these strategic relationships, the Company is able to cross-market its internally developed or acquired technologies to customers of its business partners.

SYBASE CORPORATION (EMERYVILLE, CA) The Company is an Option Solutions (TM) Partner with Sybase Corporation. This partnership enables Dynamic and Sybase to deliver enterprise client/server solutions.

TRIPATH IMAGING, INC. (FORMERLY AUTOCYTE, INC.) (BURLINGTON, NC) - The Company has an Original Equipment Manufacturer (OEM) distribution agreement with TriPath Imaging allowing the integration of the AutoCyte Image Management System (AIMS) into CoPath Plus for Pathology. Marketed under the name PICSPlus, this solution combines sophisticated image management features with telepathology capabilities. Through this agreement, the Company has the exclusive rights to sell AIMS within the laboratory and anatomic pathology information systems markets in the U.S. and Canada.

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

KEANE INC. (FORMERLY FIRST COAST SYSTEMS OF JACKSONVILLE, FL) Keane is an authorized reseller of the Premier Series LIS. Through this agreement, Keane markets and sells the Premier Series as a complement to their hospital information system solution.

PENRAD (PLYMOUTH, MN) Through an OEM agreement, Dynamic markets the PenRad mammography management application as an integrated component of the complete radiology solution; RadPlus.

PEGASUS IMAGING CORPORATION (TAMPA, FL) The Company uses Pegasus Imaging Corporation's wavelet compression technology in the web-based teleradiology solution, CoMed for results.

SALES  AND  MARKETING

As of December 31, 2000, the Company had 20 full time employees in sales and marketing related functions. The Company had 10 sales employees and 10 marketing employees. The compensation of the sales employees is substantially dependent on the achievement of individual sales targets. Marketing personnel perform telemarketing, proposal development, demonstration coordination, develop business plans and product marketing programs, competitive analyses, sales collateral, audio and video products, coordinate trade shows, advertising, public relations, investor relations activities, and administrative support.

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

CUSTOMERS

Dynamic currently serves more than 640 customers, most located in the United States. Key customers include Memorial Sloan-Kettering Cancer Center, The Mayo Foundation, The University of North Carolina Hospitals, LabCorp, Valley Health System, St. Mary's Health System, Parkland Memorial Hospital, Columbia Presbyterian Medical Center, New York Hospital and Northwest Radiology Network.

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

GOVERNMENT  REGULATION

The United States Food and Drug Administration (the FDA) has issued a guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act (the FFDCA). To the extent that computer software is classified as a medical device under applicable regulations, the manufacturers of such products are required, depending upon the product, to: register and list their products with the FDA (Class I), notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products (Class II) or, obtain FDA clearance by filing a Pre Market Application (PMA) that establishes the safety and effectiveness of the product (Class III). As a result of the characterization of certain of the Company's products as medical devices, the Company's manufacturing facilities are registered with the FDA and its manufacturing operations regarding devices are required to be in compliance with the FDA's Quality System Regulations
(QSR). The Company currently has one product classified as a Class I Medical Device, Premier Series LIS, and one product currently classified as a Class II Medical Device, PACSPlus. A second product that was also classified as a Class II Medical Device, Transfusion Service Manager ("TSM"), was retired effective June 30, 2000. Both PACSPlus and TSM products were deemed substantially equivalent and had 510(k) clearance letters issued by the FDA. The most recent FDA on-site inspection of the Company's Corporate Headquarters in Lake Mary, FL, occurred August 25-31, 1999, and concluded without incident. There can be no assurance that the Company ultimately will be able to obtain or maintain required FDA approvals to market its products.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), has direct impact on the ASP portion of Dynamic's business and an indirect effect on Dynamic as a Business Associate of its customers, the healthcare providers. Dynamic has monitored HIPAA progress throughout its implementation and has proactively taken steps to ensure the Company responded appropriately. All the Company's existing products have been assessed against the proposed and finalized HIPAA regulations and the ASP business unit was developed with HIPAA security in the forefront. We are confident we will be able to provide software that will assist our customers in achieving their HIPAA compliance.

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

The Company has obtained federal trademark protection for DynamicVision (R), CoPath (R), Maxifile (R), Optima (R), Dynamic CoPath Plus (R), Dynamic RadPlus
(R), and Dynamic PACSPlus (R). There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies or services. The Company does not believe its operations or products infringe on the intellectual property rights of others. There can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that the Company will be successful in defending any such claim.

EMPLOYEES

As of February 15, 2001, the Company had 171 full time employees, of which 20 were employed in research and development, 104 in client services, 27 in general and administrative and 20 in sales and marketing. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.


FACTORS  AFFECTING  FORWARD-LOOKING  STATEMENTS

This Annual Report on Form 10-K (including the exhibits hereto), and other reports, proxy statements and other communications to stockholders, as well as oral statements made by representatives of the Company, may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, capital spending plans, financing services, new product development, reliance on key strategic alliances, availability of products procured from third party vendors, the healthcare regulatory environment, fluctuations in operating results and with respect to, among other things, the Company's future revenues, operating income and earnings per share, as well as plans and objectives of management. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward looking statements reflect the current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company) which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following are some, but not necessarily all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

RISK  FACTORS

THE LENGTH OF OUR SALES AND IMPLEMENTATION CYCLES AND CUSTOMERS DELAYS - We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for a healthcare organization. Furthermore, the solutions we provide typically require significant capital expenditures by the customer. The sales cycle for our systems has ranged from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 3 to 36 months from contract execution to completion of implementation. During the sales cycle and the implementation cycle, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the solution. We may not realize any revenue to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods, which could harm our future operating results.
Additionally, any decision by our customers to delay implementation may adversely affect our revenues.

THE UNITED STATES HEALTHCARE INDUSTRY FINANCIAL CONSTRAINTS - The United States healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed healthcare in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our customers are almost exclusively located in the United
States of America. Our solutions often involve a significant financial commitment by our customers, and, as a result, our ability to grow our business is largely dependent on our customers' information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products could be adversely affected.

HEALTHCARE INDUSTRY CONSOLIDATION - Many healthcare providers have consolidated to create larger healthcare delivery enterprises with greater market power. If this consolidation continues, it could erode our customer base and could reduce the size of our target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to price erosion.

FAILURE TO ATTRACT, MOTIVATE AND RETAIN HIGHLY QUALIFIED TECHNICAL, MARKETING, SALES AND MANAGEMENT PERSONNEL - Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for these employees is intense. In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team could hurt our business.


DEPENDENCY ON LICENSES FROM THIRD PARTIES - We depend upon licenses for some of the technology used in our products from a number of third-party vendors, including Computer Corporation of America, Computer Associates, Oracle Corporation and Microsoft. We also have licenses from Premier, Inc. for comparative database systems and other software components and clinical benchmarking data. Most of these licenses expire within one to four years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time.
We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.

DEPENDENCY ON EXPANSION THROUGH ACQUISITIONS AND INTEGRATION RISK - An important element of the Company's business strategy has been and may continue to be expansion through acquisitions, both to extend its customer base and to acquire strategic technology. The Company's ability to expand successfully through acquisitions depends on many factors including the identification of appropriate acquisition opportunities, negotiation of suitable terms and management's ability to effectively integrate and operate the acquired businesses. The Company competes for acquisitions with other companies, certain of which have significantly greater financial and management resources. The Company's financial performance will be subject to the risks of the performance of the acquired businesses as well as the financial effects associated with integration of such businesses.

POTENTIAL NEW REGULATIONS - The healthcare industry is subject to changing political, economic and regulatory influences, many of which relate to control of healthcare costs. Such changes may affect operational aspects of the healthcare industry, including procurement practices and the availability and/or allocation of capital funds, which could result in greater selectivity, thus adversely impacting the Company's ability to sell its products. The Company cannot predict with any certainty what impact, if any, future regulation or healthcare reform might have on its results of operations, financial condition or business.

QUARTERLY VOLATILITY IN OPERATING PERFORMANCE - The Company's quarterly revenues and results of operations have varied significantly as a result of a number of factors, including (i) the volume and timing of systems sales and installations;
(ii) the timing of client acceptances; (iii) the length and complexity of the systems sales and installation cycles; (iv) seasonal buying trends as a result of clients' annual purchasing and budgeting practices. The Company expects that these variations will continue for the foreseeable future. The Company recognizes revenues from the services and custom software portion of system sales as services are performed. As a result, the timing of revenue recognition varies considerably and could be impeded by a number of factors, including availability of Company personnel, the Company's need to allocate system installation resources to other installations or to research and development activities, availability of client personnel and other resources, and complexity of the clients' needs and delays imposed by clients. Any trend of delays in progress toward completing a material system installation or a number of smaller installations could reduce the revenues recognized in any given period and could have a material adverse effect on the Company's business and results of operations. Because a significant percentage of the Company's expenses, particularly employee compensation, is relatively fixed, variations in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. If total revenues are below expectations in any period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's results of operations. Accordingly, the Company believes that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

NEW FDA REQUIREMENTS - The Company expects that the United States Food and Drug Administration ("FDA") is likely to become increasingly active in regulating computer software that is intended for use in health care settings. In March 1994, the FDA issued a letter advising that the FDA considers medical devices to include software products intended for use in the manufacture of blood and blood components or for the maintenance of data used to assist personnel in making decisions concerning the suitability of blood donors and the release of blood or blood components for transfusion or further manufacture. As such, the FDA determined that manufactures and distributors of these products, such as the Company, are subject to FDA regulation. The FDA can impose extensive requirements governing pre- and post market conditions such as device investigation, approval, labeling and manufacturing. Compliance with these new requirements and any future requirements imposed by the FDA could be costly and could delay or preclude the introduction of certain new products. The Company is unable to determine at this time the effect, if any, that these requirements may have on its business.

DEPENDENCY ON NEW PRODUCT DEVELOPMENT - Competition in the Company's industry is subject to continual change in not only the products and services offered but also in the manner in which vendors are selected by customers. Accordingly, the Company's continued success will be dependent on its ability to develop new products and services on a timely basis and at competitive prices.

POTENTIAL CUSTOMER CLAIMS, PRODUCT LIABILITY - The Company's systems include applications that may relate to confidential medical histories and treatment plans. Improper disclosure of this information or any failure by the Company's systems to provide accurate and timely information could result in claims against the Company by its clients or their patients. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business or results of operations, and even unsuccessful claims could result in the expenditure of substantial funds in litigation and the diversion of management time and resources. There can be no assurance that the Company will not be subject to such claims in the future, that such claims will not result in liability in excess of any insurance coverage maintained by the Company with respect to such claims, that insurance will cover such claims or that appropriate insurance will continue to be available to the Company at commercially reasonable rates.

INADEQUACY OF INSURANCE COVERAGE - While the Company maintains insurance protecting against certain asserted claims, there can be no assurance that its insurance coverage would adequately cover any or all such claims asserted against the Company.

RAPIDLY CHANGING TECHNOLOGIES - The Company must anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's products is characterized by continued and rapid technological advances. The Company's future success will depend in part on its ability to be responsive to these technological developments and challenges, which could also lower the cost of products and services or otherwise result in competitive pricing pressures.

DEPENDENCY ON PROPRIETARY INFORMATION - The Company relies on a combination of trade secret, copyright and trademark laws, together with nondisclosure, other contractual provisions and technical measures to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate or that the Company competitors will not independently develop technologies that are equivalent or superior to the Company's technology. Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

STOCK PRICE FLUCTUATION - The stock market has, from time to time, experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. The Company experiences fluctuations in its stock price related to these general market swings as well as announcements of technological innovations, new product introductions by the Company or its competitors, market conditions in the computer software or hardware industries and healthcare reform measures. These fluctuations may adversely effect the Company's ability to make acquisitions to be settled through the issuances of its stock and to access additional capital.

In addition, the Company faces the possibility that its Common Stock will be delisted from Nasdaq-NMS for failing to satisfy the minimum bid price requirements established under its rules. See "Item 5 - Market for Common Equity and Related Stockholders Matters." If the Common Stock is delisted, it may make it difficult for the Company to raise additional capital through the sale of its equity securities, and it may have an adverse effect on the price and liquidity of our Common Stock.

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

ITEM  3.     LEGAL  PROCEEDINGS

On February 27, 2001 the Company signed an Amended Strategic Value Added Reseller Agreement with Sunquest Information Systems, Inc. Sunquest paid the Company for maintenance services through December 31, 2003 and advance license fees, and Sunquest will continue to distribute, implement and support the Company's CoPath Plus product. This resolves all previous disputes between the two companies.

As of the date hereof, in the opinion of management, there are no other material legal proceedings pending against the Company which will have a material effect on the Company's consolidated financial statements.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     PART II


ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON STOCK AND RELATED STOCKHOLDER MATTER

The Company's Common Stock is quoted on the Nasdaq Stock Market National Market System ("Nasdaq-NMS") under the symbol DHTI. At the close of business on March 7, 2001, there were outstanding 19,428,142 shares of Common Stock which were held by approximately 3,688 shareholders of record (and approximately 22 beneficial owners).

The following table sets forth the high and low sales prices for the Common Stock as quoted by Nasdaq-NMS for the periods indicated:

                                        HIGH    LOW
                                       ------  ------
YEAR ENDED DECEMBER 31, 1999:
First Quarter                          $2.125  $0.625
Second Quarter                         $2.750  $1.813
Third Quarter                          $2.563  $1.188
Fourth Quarter                         $1.875  $1.125

YEAR ENDED DECEMBER 31, 2000:
First Quarter                          $3.906  $1.500
Second Quarter                         $2.063  $0.906
Third Quarter                          $1.500  $0.875
Fourth Quarter                         $1.750  $0.344

YEAR ENDED DECEMBER 31, 2001:
First Quarter (through March 7, 2001)  $0.875  $0.531

On March 7, 2001, the last reported sale price of the Common Stock as quoted by Nasdaq-NMS was $.594 per share.

Holders of the Company's Commons Shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available thereof. The Company however, has never declared any cash dividends on its Common Shares and does not anticipate the payment of cash dividends in the foreseeable future.

Under the Nasdaq rules, one prerequisite to continued listing of the Common Stock on Nasdaq-NMS is the maintenance of a minimum closing bid price of $1.00 per share. If a quoted company's closing bid price falls below $1.00 for ten consecutive trading days, such company may be subject to having its shares delisted from Nasdaq ("Minimum Closing Price Requirement"). Our Common Stock has been trading below the Minimum Closing Price Requirement since October 2000 and Nasdaq has notified the Company of its intention to delist the Common Stock. The Company has filed an appeal with Nasdaq and will forward a submission to Nasdaq setting forth a plan of action that we believe will demonstrate our ability to become compliant, and sustain long term compliance, with the Minimum Closing Price Requirement. In this regard , we have engaged the services of SG Cowen Securities Corporation, a well respected investment banking firm with a focus on healthcare and technology, to be our financial advisor to assist in the execution of a new strategic plan, which plan will include those steps that we believe will bring our Common Stock in compliance with the Minimum Closing Price Requirement. The Common Stock will continue to trade on the Nasdaq-NMS until a decision is rendered by Nasdaq on the Company's appeal. Although we believe that we can become compliant with the Minimum Closing Price Requirement and maintain compliance thereafter on a long term basis, we can not assure you that we will meet those or any other Nasdaq listing requirement or that the Common Stock will not be delisted by Nasdaq.

During 2001, management was notified of a dispute involving the effect on the conversion price of the Series C Preferred Stock (see also Notes G and K) as a result of the issuance of certain stock options by the Company. The dispute involved whether or not the terms of the Series C Preferred Stock were originally intended to exclude from adjustments to the conversion price of the Series C Preferred Stock, issuances or grants of dilutive securities pursuant to its employee benefit plans or employment contacts. The Company and its Series C Preferred Stockholders agreed to resolve this dispute and stipulate that the exclusion language should have been included in the Amended Articles of Incorporation from inception and therefore that no adjustment in conversion price was due to them in exchange for certain other revisions to the terms of the Series C Preferred Stock. On March 30, 2001, the Company and the holders of the Series C Preferred Stockholders agreed to amend the Company's Articles of Incorporation relating to the adjustment of the conversion price of the Series C Preferred Stock to specifically exempt dilutive securities issued in connection with employee benefit plans or employment contracts after the issuance of the Series C Preferred Stock, in exchange for creating a Contingent Dividend provision for the Series C Preferred Stock shareholders. The Contingent Dividend will be payable only upon conversion or a change of control, as defined, in an amount equal to the greater of $125,000 or an accumulated amount calculated beginning January 1, 2001 at the rate of $0.08 per annum per share of Series C Preferred Stock.

ITEM  6.  SELECTED  FINANCIAL  DATA

The information required by this item is incorporated herein by reference from page 24 of Exhibit 13 to this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from page 25 through page 32 of the Annual Report to Shareholders included on Exhibit 13 to this Form 10-K.


ITEM  7(A).  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The information required by this item is incorporated herein by reference from page 32 of the Annual Report to Shareholders included on Exhibit 13 to this Form 10-K.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The information required by this item is incorporated herein by reference from page 33 through page 57 of the Annual Report to Shareholders included on Exhibit 13 to this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and/or financial disclosures during 1998, 1999 or 2000.

On June 16, 1999 the Registrant's Audit Committee as authorized by the Registrant's Board of Directors acting upon the recommendation of the Registrant's current officers, approved a resolution to dismiss the Registrant's Independent Accountant KPMG LLP.

On June 23, 1999 the Registrant engaged BDO Seidman, LLP as the principal accountant to audit and report on the Registrant's consolidated financial statements as of and for the year ended December 31, 1999.

KPMG LLP's report on the Registrant's financial statements for the fiscal year ended December 31, 1998 was unqualified and there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In 1999, the Registrant authorized KPMG LLP to respond fully to the inquiries of BDO Seidman, LLP with respect to their engagement as the Registrant's Independent Accountant without limitation.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM  11.     EXECUTIVE  COMPENSATION

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated herein by reference from the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     PART IV


ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     The  following  documents  are  filed  as  a  part  of  this  report:

     1.     FINANCIAL  STATEMENTS

     -    Independent  Auditors'  Reports  on  the  financial  statements.
     -    Balance  Sheets  as  of  December  31,  1999  and  2000.
     - Statements of Operations for the years ended December 31, 1998, 1999 and 2000.
     - Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.
     - Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.
     -    Notes  to  Financial  Statements.

The Financial Statements listed above are all incorporated by reference to pages 33 through 57 of Exhibit 3 to this Form 10-K.

     2.   FINANCIAL  STATEMENT  SCHEDULES

                         INDEX                         SCHEDULE NO.     PAGE NO.

     Independent  Auditors'  Report on Financial           ---             16
Statement Schedule as of and for the  years ended          ---             17
December 31, 1999 and 2000

     Independent Auditors' Report on Financial
Statement Schedule for the year ended December 31,
1998

     Valuation and Qualifying Accounts                      II             18


     All other schedules are omitted as the required information is inap plicable or the information is presented in the financial statements or related notes thereto.

     3.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

         (a)     Exhibits:

                 Exhibit  13:  2000 Annual Report to Security  Holders.

         (b)     Reports  on  Form  8-K:

                 A Form 8-K, dated November 15, 2000, was filed by the Registrant during the quarter ended December 31, 2000 reporting the appointments of Mr. Christopher Assif to the position of Chief Executive Officer and Mr. John
P.  Fingado  to  the  position  of  President  and  Chief  Operating  Officer.

                                     ------
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





Board  of  Directors
Dynamic  Healthcare  Technologies,  Inc.:

The audits referred to in our report dated March 8, 2001, except for note F and Note M, as to which the dates are March 15, 2001, and March 30, 2001, respectively, relating to the financial statements of Dynamic Healthcare
Technologies, Inc., which is incorporated in Item 8 of this Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2000 included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.


In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                                  /S/BDO  SEIDMAN  LLP
                                                  --------------------
                                                  BDO  SEIDMAN  LLP




New  York,  New  York
March  8,  2001,

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





Board  of  Directors
Dynamic  Healthcare  Technologies,  Inc.:

Under date of February 19, 1999, we reported on the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, as contained in the annual report on Form 10-K for the year 2000. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related 1998 information in the consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1998 information in this consolidated financial statement schedule based on our audit.

In our opinion, such 1998 information in the consolidated financial statement schedule, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /S/KPMG  LLP
                                                  ------------
                                                  KPMG  LLP




Orlando,  Florida
February  19,  1999

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                   SCHEDULE II


                                                 Balance At   Charged to  Write-Offs,
                                                Beginning of  Costs and  Retirements &  Balance At
              Description                            Year      Expenses   Collections   End of Year
              -----------                         ----------  ----------  ----------  -----------
YEAR ENDED DECEMBER 31, 1998:
Allowance for Doubtful Accounts                   $  307,056  $  206,805  $  153,861  $   360,000
     Receivable
Accumulated Amortization of Capitalized Software  $4,829,271  $1,756,798  $       --  $ 6,586,069
     Development Costs

YEAR ENDED DECEMBER 31, 1999:
Allowance for Doubtful Accounts                   $  360,000  $  242,993  $  143,232  $   459,761
     Receivable
Accumulated Amortization of Capitalized Software  $6,586,069  $2,077,643  $       --  $ 8,663,712
     Development Costs

YEAR ENDED DECEMBER 31, 2000:
Allowance for Doubtful Accounts                   $  459,761  $  378,131  $  388,414  $   449,478
     Receivable
Accumulated Amortization of Capitalized Software  $8,663,712  $6,877,994  $4,998,234  $10,543,472
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

By:  /S/CHRISTOPHER  ASSIF                    Date:  March  30,  2001
     ---------------------
Christopher  Assif
Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                            DATE

/S/JERRY  L.  CARSON         Chairman of the Board                March 30, 2001
------------------------
Jerry  L.  Carson


/S/CHRISTOPHER  ASSIF        Chief Executive Officer & Director   March 30, 2001
------------------------
Christopher  Assif


/S/PAUL  S. GLOVER           Vice President of Finance, CFO       March 30, 2001
------------------------     & Secretary
Paul  S.  Glover             (Principal  Accounting  Officer)


/S/CHARLES  COOPER           Director                             March 30, 2001
------------------------
Charles  Cooper


/S/MITCHEL  J.  LASKEY       Director                             March 30, 2001
----------------------
Mitchel  J.  Laskey


/S/THOMAS  J.  MARTINSON     Director                             March 30, 2001
------------------------
Thomas  J.  Martinson


/S/BRET  R.  MAXWELL         Director                             March 30, 2001
------------------------
Bret  R.  Maxwell


/S/DANIEL  RAYNOR            Director                             March 30, 2001
------------------------
Daniel  Raynor

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                INDEX TO EXHIBITS



                                                                      PAGE
DESCRIPTION  OF  EXHIBITS                                            NUMBER

Exhibit  13     Annual  Report  to  Shareholders  of  Dynamic
                Healthcare Technologies,  Inc.  for  the  fiscal
                year  ended  December 31, 2000.                        22

                                    FORM 10-K
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                   EXHIBIT 13



                          ANNUAL REPORT TO SHAREHOLDERS
                    OF DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               OUTSIDE FRONT COVER



                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                               2000 ANNUAL REPORT

                               INSIDE FRONT COVER

Dynamic Healthcare Technologies, Inc. is a leader in providing advanced information technologies for the healthcare industry. Dynamic's enterprise information solutions enable healthcare providers to capture, manage and share electronic health information across the continuum of care.



                                    CONTENTS



Company  Profile

Letter  to  Shareholders

Selected  Financial  Data

Management's  Discussion  and  Analysis

Financial  Statements  and  Notes

Independent  Auditors'  Reports

Board  of  Directors  and  Officers

Shareholders  Information

                            SELECTED FINANCIAL DATA
                       FIVE YEARS ENDED DECEMBER 31, 2000

             (IN THOUSANDS EXCEPT PER SHARE DATA AND CURRENT RATIO)

The following selected financial data for the five years ended December 31, 2000, was derived from the financial statements of Dynamic Healthcare
Technologies, Inc. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included herein.


                                       1996 (1)    1997      1998     1999      2000
                                       ---------  -------  --------  -------  --------
Operating Revenues                     $ 19,826   $36,545  $25,829   $35,143  $25,659
Net Earnings (Loss)                     (15,618)    1,043   (9,013)      854   (8,621)

Net Earnings (Loss) Per Common Share      (1.72)     0.06    (0.50)     0.04    (0.46)

Working Capital (Deficit)                 9,191     6,534     (255)    2,078     (314)
Current Ratio                              1.80      1.59      .98      1.17      .98
Total Assets                             31,825    32,977   30,604    29,660   22,505
Long-Term Liabilities                       591       454    1,871     1,545    1,242
Shareholders' Equity                     19,771    21,423   14,626    15,921    7,629

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
                 MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the Company") is a provider of NT, UNIX and AS/400 based diagnostic workflow solutions for pathology, laboratory and radiology departments in approximately 640 customer sites, most located in the United States. The Company has designed, developed and deployed advanced Internet and image, voice and Web-enabled information systems for its customers that address a broad range of requirements. Dynamic's information systems contribute to higher quality and more cost-effective delivery of care and make it possible to have access to information across the entire continuum of care. The Company provides support for all of its systems and also offers integration and other consulting services to its customers.

The Company's customer base consists of many of the world's leading healthcare organizations such as Memorial Sloan-Kettering Cancer Center, The Mayo Foundation, The University of North Carolina Hospitals, LabCorp, Valley Health System, St. Mary's Health System, Parkland Memorial Hospital, Columbia Presbyterian Medical Center, New York Hospital and Northwest Radiology Network. The Company's systems automate ordering, scheduling, specimen and procedure tracking, data / image acquisition from diagnostic equipment, store and archive results. For years, the Company has provided the processing backbone for clinical information within the key clinical departments of pathology, radiology and laboratory, and has provided electronic integration with diagnostic images and voice dictation

The Company is expanding its e-Health initiatives with a new service offering entitled "CoMed" as part of its commitment to changing the way clinicians' access and use information for the benefit of their patients and communities. CoMed has been designed to automate the daily workflow and communication needs of healthcare participants and improve the delivery of patient care within healthcare communities. CoMed is a secure, members only web site providing physicians and other clinicians access to the most current pathology, radiology and laboratory results - the most important diagnostic components of today's medical record. CoMed will also be a place where physicians can obtain current relevant medical reference material, initiate e-commerce, participate in virtual communities and with other physicians in discussion forums, as well as obtain the wealth of lifestyle and business information available on the World Wide Web.

A key differentiator of CoMed is that it is designed to support the local healthcare brands of integrated delivery networks, thereby positioning them to sponsor the implementation and subscription to the product. CoMed is intended to help healthcare delivery channels communicate effectively with their client population, to improve health outcomes, to increase revenues through new referrals, and decrease administrative costs by eliminating paper processing and faxes. CoMed enhances connectivity to other lab, radiology and health plan oriented systems, creates virtual private communities and delivers value added Internet content and context to physicians located throughout these integrated delivery networks. CoMed intends to leverage the Company's existing installed base of prestigious hospitals, laboratories, and diagnostic imaging centers as well as the related clinical transaction volume and aggregate patient database, providing a significant opportunity to extend its reach to physicians and other clinicians as a result of these relationships and the existing knowledge base.

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

The  Company  has  determined  that  it  operates in a single reporting segment.

RESULTS  OF  OPERATIONS

The following table sets forth, for each of the periods indicated, certain selected statement of operations data expressed as a percentage of total operating revenues:


                                                   1998    1999      2000
                                                --------  ------  --------
Operating revenues:
  Computer system equipment sales and support     10.2 %  12.3 %    4.0  %
  Application software licenses                    20.9    27.7      27.7
  Software support                                 45.4    33.3      45.9
  Service and other                                23.5    26.7      22.4
                                                --------  ------  --------
           Total operating revenues               100.0   100.0     100.0
                                                --------  ------  --------
Costs and expenses:
  Cost of products sold                            12.6    17.8       9.0
  Software amortization                             6.8     5.9       7.3
  Client services expenses                         42.4    28.1      38.4
  Software development costs                       18.9    13.4      20.2
  Sales and marketing                              36.5    18.7      17.6
  General and administrative                       17.8    11.6      18.1
   Restructuring costs                               --     1.5      22.3
                                                --------  ------  --------
          Total costs and expenses                135.0    97.0     132.9
                                                --------  ------  --------
Operating income (loss)                           (35.0)    3.0     (32.9)
Other income (expense)                              0.1    (0.5)     (0.7)
Income taxes                                         --      --        --
                                                --------  ------  --------
Net earnings (loss)                             (34.9) %   2.5 %  (33.6) %
                                                ========  ======  ========

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1999

Revenues. During the year ended December 31, 2000 the Company reported revenues of $25,659,000 a decrease of $9,484,000 from revenues of $35,143,000 for 1999.
Revenues from new system implementations declined significantly principally due to general market slowdown caused by reduced capital procurement by healthcare providers. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $9,535,000, reflecting this decrease in new system implementations, while software support revenues increased modestly by $51,000. The Company's radiology revenues decreased by $3,947,000, from $9,479,000 recognized during 1999 to $5,532,000 recognized during 2000. Pathology revenues for 2000 decreased by $2,724,000 to $12,011,000 from $14,735,000 during 1999. Similarly, laboratory revenues for 2000 also decreased by $1,200,000 to $7,045,000 from $8,245,000 during 1999. In addition, Records Plus product line revenues decreased by $1,455,000 from $2,526,000 reported for 1999 to $1,071,000 for 2000.

Computer system equipment sales and support revenues decreased by $3,274,000 to 4.0% of total revenues for 2000, compared to 12.3% for 1999. Management attributes the decrease to the decreased implementation of new systems by customers focused on year 2000 remediation and system validation efforts.

Application software license revenue during 2000 decreased by $2,624,000 as compared to 1999, from $9,745,000 to $7,121,000, and service and other revenues decreased by $3,637,000 to $5,749,000 from $9,386,000, principally resulting from the decreased implementation of new systems during 2000.

Software support revenues increased by $51,000 to $11,767,000 for 2000, compared to $11,716,000 for the same period one year ago. During 1999, the Company discontinued support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. Management expects support revenues to grow with the implementation of new systems. As of December 31, 2000, the recurring annualized billable support base was $12.3 million. An additional $1.3 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for 2000 decreased to 9.0% from 17.8% for 1999. Computer system equipment sales and support revenues during 2000 similarly decreased to 4.0% from 12.3% of total revenues for 1999, due to the significant decrease in new system implementations.

Software Amortization. Software amortization for 2000 decreased by approximately $198,000 from $2,078,000 during 1999 to $1,880,000. During 2000 the Company abandoned marketing of DynamicVision and PACSPlus for strategic reasons, which lowered the recurring amortization.

Client Services Expense. Client services expense for 2000 decreased $24,000 to $9,856,000 from $9,880,000 for 1999, increasing as a percentage of sales from 28.1% to 38.4%. The Company previously reported decreased staffing in connection with the re-engineering and cost reduction plan completed in 1998. Product installation, delivery and support services were standardized along all product lines as the Company centralized these functions. However, during late 1999 and continuing through the first quarter of 2000 the Company transitioned various development personnel to support and new system implementation roles, consistent with the maturing of the recent new product releases, which offset these decreases.

Software Development Costs. Software development costs for 2000 increased to 20.2% of total operating revenues from 13.4% incurred during 1999. The $466,000 increase in software development expense reported for 2000 of $5,176,000, compared to $4,710,000 reported for 1999, results principally from resources committed to the development of the Company's e-Business initiatives, which have not been capitalized. In addition, development efforts continue as part of the Company's overall growth strategy, including enhancements to existing product lines.

Sales and Marketing. Sales and marketing costs for 2000 as a percentage of total revenues, decreased to 17.6% from 18.7% for the same period of 1999. This decrease of $2,081,000 from $6,589,000 to $4,508,000 in sales and marketing expenses results principally from cost reductions attributed to the sales realignment programs completed in 1999 and a decrease in sales commissions as a result of reduced new system bookings during 2000.

General and Administrative. General and administrative costs increased by $562,000 to $4,631,000 for 2000 compared to $4,069,000 for 1999, and increased as a percentage of total revenues to 18.1% from 11.6%. Costs related to the management of the Company's e-Business initiatives is being charged to general and administrative costs, and the restructured organization allocates a higher percentage of overhead burdens to the general administrative department as result of the department constituting a higher percentage of Company-wide salaries and wages. In addition, bad debt charges for 2000 increased by $135,000, principally as a result of the discontinued product offerings during 2000, and a $300,000 severance charge was taken in connection with the transition of the Company's former CEO to Senior Advisor in the fourth quarter of 2000.

Restructuring Costs. During the third quarter 2000, the Company adopted a formal plan to stop marketing and further development of specific products, and, as a result, recorded restructuring charges of $5,725,007. In connection with the Company's strategic decision to focus marketing efforts on the Company's clinical suite of products (CoPathPlus, RadPlus and e-Premier) and its e-Business initiatives (CoMed Internet), SurgiPlus, DynamicVision and PACSPlus will no longer be actively marketed by the Company. Historical revenues from the discontinued products were approximately $1,071,000 and $2,526,000 for the years ended December 31, 2000 and 1999, respectively. The affected product charges consist of the write-off of net capitalized software costs of $4,998,234 and a write-off of prepaid licenses of $130,624. In addition, employee severance and termination costs, associated with positions eliminated as a result of the abandoned product offerings, in the amount of $399,735 and a reserve for contract losses of $196,414 were accrued and expensed during the third quarter of 2000. A total of 32 employees were terminated in connection with the abandoned product offerings.

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

Computer system equipment sales and support revenues increased by $1,659,000 to 12.3% of total revenues for 1999 compared to 10.2% for 1998. Management attributed the increase to the increased implementation of new system sales.

Application software license revenue during 1999 increased by $4,349,000 over 1998, from $5,396,000 to $9,745,000, and similarly, service and other revenue increased by $3,313,000 to $9,386,000 from $6,073,000. These increases principally result from the increased implementation of new system sales.

Software support revenues modestly decreased by $7,000 to $11,716,000 for 1999, compared to $11,723,000 for 1998. During 1998 the Company announced the discontinuance of support for a limited offering of legacy laboratory and financial products in connection with Year 2000 remediation efforts. As of December 31, 1999, the recurring annualized billable support base was $12.3 million, and an additional $2.3 million of annualized software support revenue was anticipated to be generated from delivery of the Company's existing new systems backlog.

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

Sales and Marketing. Sales and marketing costs for 1999 as a percentage of total revenues, decreased to 18.7% from 36.5% for the same period of 1998. This decrease of $2,840,000 from $9,430,000 to $6,590,000 in sales and marketing expenses was despite an increase in sales commissions incurred for 1999 of $462,000 from $1,063,000 incurred during 1998 to $1,525,000 incurred during 1999, resulting from increased sales closings. This translates to a base sales and marketing cost reduction of approximately $3,302,000 attributed to the sales realignment program undertaken in 1998, in connection with the Company's cost reduction plan.

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

Restructuring Costs. During the third quarter of 1999 the Company announced a restructuring plan. This restructuring was designed to provide a single focus to the development, marketing, sales and support of the Company's information systems. It also established specific cost reductions, revenue improvement and customer satisfaction objectives and anticipated future cost efficiencies. In connection with the plan, a total of seventeen employees were terminated and the Company incurred $524,000 of termination charges.

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of December 31, 2000 the Company had cash and cash equivalents of $3,198,000, draws on the line of credit of $2,875,000, working capital deficit of $314,000, and a working capital ratio of .98 to 1. In addition, the Company has experienced positive cash flow from operations for nine consecutive quarters.

Accounts receivable as of December 31, 2000 decreased by $3,281,000 to $5,309,000 as compared to the balance of $8,590,000 on December 31, 1999, principally as a result of decreased system implementations in process. However, unbilled receivables as of December 31, 2000, increased by $644,000 as compared to the unbilled receivable balance as of December 31, 1999 due principally to the timing of billing milestones relating to implementations in process.

Contracts receivable as of December 31, 2000 increased by $146,000 to $1,042,000 as compared to the balance of $896,000 on December 31, 1999, due principally to two large system installations completed during 2000 with deferred payment terms, less scheduled collections on existing contracts.

During fiscal 2000 the Company capitalized $1,705,000 of software development costs, and purchased and leased $773,000 of additional property and equipment. Development efforts during 2000 included enhancements to the Company's existing product line, while property purchases were made principally to build the data center to support the Company's e-Business initiatives. During the third quarter of 2000 approximately $244,000 of the e-Business property purchases were financed under a three year capital lease, and portal development of the e-Business initiative has been effectively financed by subordinating payment to the subcontracted development partner to future revenue from the product. Management expects capitalized development costs to continue to decrease significantly as a result of the restructuring and the transitioning of personnel to new system implementation roles.

Deferred revenue as of December 31, 2000 decreased by $648,000 to $5,929,000 from $6,577,000 reported as of December 31, 1999. The previously announced plan to terminate support for the MUMPS based Maxifile radiology information systems effective June 30, 2001, limited the billable support period through this date for these customers. The Company is actively marketing a migration sales plan for these customers to the RadPlus client server radiology information system.

Advanced billings as of December 31, 2000 declined by $190,000 to $1,197,000 from the 1999 year end balance of $1,387,000. The decline in new systems sales bookings and implementations during 2000 resulted in a lower level of customer contract deposits and advance payments received.

On March 15, 2001 the Company amended its existing Line of Credit with Silicon Valley Bank (the "Bank") which expires in March, 2002. The amended Line of Credit is intended to provide for up to $3,000,000 of borrowings based on a maximum advance ratio equal to 75% of qualified receivables. However, the maximum credit limit is currently $1,500,000 until such time the company is in compliance with the operating budget provided to the Bank, at which time the maximum credit limit will increase in increments of $500,000 (up to a maximum of $3,000,000) but will not exceed the Company's tangible net worth. Interest is to accrue at the Bank's prime rate plus two and one half percent, which as of March 15, 2001 was eleven percent (11%), and is due monthly in arrears. The required tangible net worth covenant was reduced to $1,500,000. The Company's tangible net worth as of December 31, 2000 was $2,687,518. The agreement contains a lock-box requirement and a subjective acceleration clause, and therefore, the entire balance is classified as a current liability.

During 2000 the Company received $155,000 in proceeds from the exercise of director and employee options, and paid $160,000 in dividends on the Series C Preferred Stock.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The Company's ability to meet its future working capital requirements is dependent on the Company's ability to achieve profitable operations or to obtain suitable additional financing.

As of December 31, 2000 the Company had net operating loss carryforwards for federal income tax purpose of approximately $20,617,000, which can be used to offset Federal taxable income in future years. Future equity offerings combined with sales of the Company's equity during the preceding years may cause changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, which will limit the use of the Company's net operating loss carryforward existing as of the date of the ownership change. In the event the Company has taxable income in the future, a change of ownership under Section 382 may result in the application of such limitations and could have a material adverse effect on the Company.

Management believes that existing cash and funds available from alternative financing options, together with funds expected to be generated by operations will be sufficient to meet operating requirements for at least the next twelve months. In this regard, the Company's Common Stock is the subject of a delisting hearing with Nasdaq for failure to comply with the Minimum Closing Price Requirement. If the company cannot successfully demonstrate to the satisfaction of the Nasdaq that it will be able to come into compliance with those requirements and maintain compliance for the long term, the Common Stock could be delisted. See Item 5 - "Market for Common Equity and Related Stockholder Matters." If the Company's Common Stock is delisted, it may make it difficult for the Company to raise capital through the sale of its Common Stock or securities exercisable for, exchangeable for, or convertible into, the Common Stock.

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

The Company's market risks associated with its line of credit borrowings outstanding is that the interest rate under the line of credit agreement is based on the prime rate plus two and one half percent (11.5 % as of December 31, 2000). The line of credit agreement expires on March 31, 2002. Fair value of the line of credit as of December 31, 2000 was equal to its carrying value of $2,875,000.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the new standard to affect its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines to further supplement SAB No. 101. The adoption of this bulletin in the fourth quarter 2000 did not significantly impact the Company's financial statements.

                              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                          BALANCE SHEETS
                                     DECEMBER 31, 1999 AND 2000


                                                                                  1999           2000
                                                                              -------------  -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  1,818,209   $  3,197,743
    Accounts receivable, net                                                     8,590,441      5,309,700
    Unbilled receivables                                                         2,989,547      3,633,931
    Contracts receivable - current                                                 155,344        329,255
    Other current assets                                                           717,578        848,652
                                                                              -------------  -------------
        Total current assets                                                    14,271,119     13,319,281

Property and equipment, net                                                      4,107,481      3,507,870
Capitalized software development costs, net                                      9,266,284      4,093,560
Goodwill, net                                                                    1,255,483        847,934
Contracts receivable - non-current                                                 741,444        713,052
Other assets                                                                        18,114         22,872
                                                                              -------------  -------------
                                                                              $ 29,659,925   $ 22,504,569
                                                                              =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                     $  3,041,799   $  3,061,461
    Deferred revenue                                                             6,577,199      5,929,122
    Advance billings                                                             1,387,119      1,197,266
    Line of credit                                                                 700,000      2,875,000
    Deferred lease incentives - current                                            190,231        190,230
    Other current liabilities                                                      297,143        380,335
                                                                              -------------  -------------
        Total current liabilities                                               12,193,491     13,633,414
Deferred lease incentives - non-current                                            792,632        602,403
Other non-current liabilities                                                      752,538        639,740
                                                                              -------------  -------------
        Total liabilities                                                       13,738,661     14,875,557
                                                                              -------------  -------------

Shareholders' equity:
    Series C redeemable convertible preferred stock ($.01 par value;
      issued and outstanding 1,000,000 shares with an aggregate liquidation preference of $2,000,000, as of December 31, 2000 and a $.16 per share
      annual dividend).                                                          1,811,327      1,811,327
   Common stock ($.01 par value; authorized 40,000,000 shares; issued and outstanding 18,814,887 and 19,348,166 shares in 1999 and 2000,
      respectively).                                                               188,149        193,482
   Warrants                                                                          3,000          3,000
   Additional paid-in capital                                                   45,135,109     45,701,122
   Deficit                                                                     (31,216,321)   (39,837,199)
                                                                              -------------  -------------
        Subtotal                                                                15,921,264      7,871,732
   Less:  note receivable from officer                                                  --       (242,720)
                                                                              -------------  -------------
        Total shareholders' equity                                              15,921,264      7,629,012
                                                                              -------------  -------------
                                                                              $ 29,659,925   $ 22,504,569
                                                                              =============  =============

See  notes  to  financial  statements.

                             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                   STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                              1998          1999          2000
                                                          ------------  ------------  ------------
Operating revenues:
      Computer system equipment sales and support         $ 2,637,601   $ 4,296,500   $ 1,022,331
      Application software licenses                         5,396,122     9,745,107     7,121,050
      Software support                                     11,722,897    11,715,631    11,766,650
      Services and other                                    6,072,679     9,386,162     5,748,620
                                                          ------------  ------------  ------------
            Total operating revenues                       25,829,299    35,143,400    25,658,651
                                                          ------------  ------------  ------------
Costs and expenses:
      Cost of products sold                                 3,242,556     6,237,188     2,312,494
      Software amortization                                 1,756,798     2,077,643     1,879,760
      Client services expense                              10,958,132     9,880,115     9,856,409
      Software development costs                            4,889,673     4,709,784     5,175,867
      Sales and marketing                                   9,430,307     6,589,688     4,508,283
      General and administrative                            4,605,237     4,068,990     4,630,737
      Restructuring costs                                          --       523,569     5,725,007
                                                          ------------  ------------  ------------
            Total costs and expenses                       34,882,703    34,086,977    34,088,557
                                                          ------------  ------------  ------------
            Operating income (loss)                        (9,053,404)    1,056,423    (8,429,906)
                                                          ------------  ------------  ------------
Other income (expense):
      Interest expense and financing costs                    (94,049)     (277,075)     (273,837)
      Gain (loss) on disposal of property and equipment      (139,063)      (25,940)      (92,057)
      Interest income                                         273,826       100,960       174,922
                                                          ------------  ------------  ------------
            Total other income (expense)                       40,714      (202,055)     (190,972)
                                                          ------------  ------------  ------------
Earnings (loss) before income taxes                        (9,012,690)      854,368    (8,620,878)
Income taxes                                                       --            --            --
                                                          ------------  ------------  ------------
Net earnings (loss)                                       $(9,012,690)  $   854,368   $(8,620,878)
                                                          ============  ============  ============

Net earnings (loss) available for common shareholders     $(9,080,245)  $   694,368   $(8,780,878)
                                                          ============  ============  ============

Earnings (loss) per common share
      Basic and diluted                                   $     (0.50)  $      0.04   $     (0.46)
                                                          ============  ============  ============


 See  notes  to  financial  statements.

                                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                     STATEMENTS OF SHAREHOLDERS' EQUITY
                                YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                               ADDITIONAL
                                                 SERIES C            COMMON     PAID-IN
                                                PREFERRED   WARRANTS  STOCK     CAPITAL    NOTE RECEIVABLE  DEFICIT
                                               ----------   --------  -------   -------    ---------------  ----------
Balance, December 31, 1997                        $        -  $    -  $180,082  $44,300,707   $       -   $(23,057,999)

     Issuance of Series C Preferred Stock and                                -            -                          -
       Warrants in Private Placement Transaction   1,811,327   3,000                                  -
     Exercise of Stock Options                             -       -       271       54,167           -              -
     Employee Stock Purchase Plan                          -       -       510       80,523           -              -
     Employee 401(k) Plan Match                            -       -     1,850      331,574           -              -
     Preferred Stock Dividends                             -       -         -      (67,555)          -              -
     Net loss                                              -       -         -            -           -     (9,012,690)
                                                  ----------  ------  --------  ------------  ----------  -------------
Balance, December 31, 1998                         1,811,327   3,000   182,713   44,699,416           -    (32,070,689)


     Exercise of Stock Options                             -       -     2,077      211,298           -              -
     Employee Stock Purchase Plan                          -       -     1,280       82,251           -              -
     Employee 401(k) Plan Match                            -       -     2,079      302,144           -              -
     Preferred Stock Dividends                             -       -         -     (160,000)          -              -
     Net income                                            -       -         -            -           -        854,368
                                                  ----------  ------  --------  ------------  ----------  -------------
Balance, December 31, 1999                         1,811,327   3,000   188,149   45,135,109           -    (31,216,321)


     Exercise of Stock Options and Warrants                -       -       669       67,494           -              -
     Employee Stock Purchase Plan                          -       -       714       85,897           -              -
     Employee 401(k) Plan Match                            -       -     2,470      331,382           -              -
     Preferred Stock Dividends                             -       -         -     (160,000)          -              -
     Exercise of Stock Option by an Officer                -       -     1,480      241,240    (242,720)             -
     Net loss                                              -       -         -            -           -     (8,620,878)
                                                  ----------  ------  --------  ------------  ----------  -------------
Balance, December 31, 2000                        $1,811,327  $3,000  $193,482  $45,701,122   $(242,720)  $(39,837,199)
                                                  ==========  ======  ========  ============  ==========  =============

See  notes  to  consolidated  financial  statements.

                                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                           STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                                1998          1999          2000
                                                                            ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                         $(9,012,690)  $   854,368   $(8,620,878)
Adjustments to reconcile net earnings (loss) to net cash
  Provided (used)  by operating activities:
      Depreciation and amortization                                           3,323,374     3,571,501     3,365,201
      Write off of software development costs                                        --            --     4,998,234
      Loss on disposed property and equipment                                   139,063        25,940        92,057
      Employer 401(k) contributions not requiring cash                          333,424       304,224       333,852
      Provision for doubtful accounts receivable                                206,805       242,993       378,131
Changes in assets and liabilities:
      Accounts receivable                                                      (987,998)   (1,985,936)    2,902,610
      Unbilled receivables                                                      322,624      (411,469)     (644,384)
      Contracts receivable                                                    1,325,952       869,611      (145,519)
      Other assets and liabilities                                             (194,955)      805,018      (137,836)
      Accounts payable and accrued expenses                                   1,208,181    (1,189,741)       19,662
      Deferred revenue                                                          273,316      (152,237)     (648,077)
      Advance billings                                                          568,475      (441,232)     (189,853)
                                                                            ------------  ------------  ------------
                  Net cash provided (used) by operating activities           (2,494,429)    2,493,040     1,703,200
                                                                            ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalized software development costs                                 (3,174,028)   (2,096,349)   (1,704,572)
      Purchases of property and equipment                                    (1,142,941)     (280,828)     (529,332)
      Proceeds from disposal of property and equipment                           42,765        40,309         1,000
                                                                            ------------  ------------  ------------
                  Net cash used by investing activities                      (4,274,204)   (2,336,868)   (2,232,904)
                                                                            ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) under line of credit, net                         856,000      (156,000)    2,175,000
      Borrowings (repayments) under notes payable                                    --            --       (78,095)
      Proceeds from issuance of common stock                                    135,471       296,905       154,773
      Proceeds from issuance of Series C Preferred Stock and Warrants         1,814,327            --            --
      Payment of preferred stock dividends                                      (67,555)     (160,000)     (160,000)
      Borrowings (repayments) capital lease obligations and other debt         (472,869)     (281,294)     (182,440)
                                                                            ------------  ------------  ------------
                  Net cash provided (used) by financing activities            2,265,374      (300,389)    1,909,238
                                                                            ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                         (4,503,259)     (144,217)    1,379,534
Cash and cash equivalents, beginning of year                                  6,465,685     1,962,426     1,818,209
                                                                            ------------  ------------  ------------
Cash and cash equivalents, end of year                                      $ 1,962,426   $ 1,818,209     3,197,743
                                                                            ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                                         $    94,049   $   271,951   $   173,051
                                                                            ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITY:
      Computer and communications equipment acquired under capital
          lease obligations                                                 $   492,495   $        --   $   243,687
                                                                            ============  ============  ============
      Common stock issued in exchange for note receivable from an officer   $        --   $        --   $   242,720
                                                                            ============  ============  ============
      Leasehold incentives received                                         $1 ,236,503   $        --   $        --
                                                                            ============  ============  ============

See  notes  to  financial  statements.

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000


A.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS - Dynamic Healthcare Technologies, Inc. ("Dynamic" or the "Company") is a provider of mission-critical healthcare information systems for clinical services departments and facilities. The Company's product line, includes a suite of image-, voice-, and web-enabled systems for anatomic pathology, radiology, and laboratory information management systems. Dynamic is headquartered in the greater Orlando area and has a key operations and development center near Boston. The Company provides support for all of its systems and offers integration and other consulting services.

ACCOUNTS RECEIVABLE - Accounts receivable is stated at net book value less an allowance for doubtful accounts of $360,000, $460,000, and $449,000 for the years ended December 31, 1998, 1999, and 2000, respectively. Bad debt expense for each of the years ended December 31, 1998, 1999, and 2000 was $206,805, $242,993, and $378,131 respectively.

UNBILLED RECEIVABLES / ADVANCE BILLINGS - The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide resulting in the recording of unbilled receivables or advance billings. Customer payments are due under these arrangements in varying amounts upon the achievement of certain contractual milestones throughout the implementation period. Implementation periods generally range from three to twelve months.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, ranging from five to ten years, using the straight-line method.

SOFTWARE DEVELOPMENT COSTS - Costs incurred to establish the technological feasibility of computer software products are research and development costs and are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Amortization of capitalized software development costs for the years ended December 31, 1998, 1999 and 2000 were $1,756,798, $2,077,643, and $1,879,760 respectively. During
2000, the Company wrote off $4,998,234 of capitalized software costs as a result of a restructuring (See Note I). Accumulated amortization of capitalized software development costs was $6,586,069, $8,663,712, and $10,543,472 at
December 31, 1998, 1999, and 2000, respectively. Capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the products (initially five years) or the ratio of current revenues to current and anticipated revenues for the product, whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed.

GOODWILL - Goodwill is stated at cost less accumulated amortization. Goodwill is amortized using the straight-line method over a period of seven years. Amortization of goodwill for each of the years ended December 31, 1998, 1999, and 2000 was $407,549. Accumulated goodwill amortization as of December 31, 1998, 1999, and 2000 was $1,189,805, $1,597,354, and $2,004,903 respectively.
The Company assesses the recoverability of goodwill based upon projected operations over a period which represents the approximate remaining life of goodwill. The Company evaluates the recoverability of goodwill based on this forecast of future cash from operations and income, and using an undiscounted rate that reflects the Company's average cost of funds. No impairment has been recorded for the years ended December 31, 1998, 1999 and 2000.

REVENUES - Revenues are derived from the sale of computer hardware, licensing and sub-licensing of software, professional and technical consulting services, and maintenance and support services. Each customer contract is negotiated separately. Application software licenses, other than software customizations, and computer system equipment revenues are recorded when they are delivered. Installation and training revenues, which are included with services and other revenues in the statements of operations, and customized software revenues are recognized when the services are performed. Software support revenues principally include contracts for continuing support services which cover a specific period, and from which revenue is recognized ratably over the period of the contract. Other service revenues include custom service revenues and post contract support obligations, which are typically rendered under separate contract and are recognized as the services are performed.

DEFERRED REVENUE - Principally results from payments received in advance for software support contracts.

EMPLOYEE BENEFIT PLAN - The Company has a 401(k) defined contribution savings plan covering all full-time employees. Eligible employees may elect to defer up to 20% of their compensation, but limited to the maximum allowed by the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors and amounted to $349,454, $304,998, and $335,898 in 1998, 1999 and
2000, respectively. The employer match contribution for 1998, 1999, and 2000 were made through the issuance of 208,823, 194,713, and 269,114 shares of the Company's common stock, respectively.

STOCK-BASED EMPLOYEE COMPENSATION PLANS - The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 for options issued to employees.

INCOME TAXES - Deferred income taxes are provided for temporary differences in the recognition of income and expense for financial reporting and income tax purposes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets, liabilities and tax carry forwards that will result in taxable or deductible amounts in future periods based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities are recognized when incurred; deferred tax assets, when necessary, are reduced by a valuation allowance when it is more likely than not that the asset will not be realized.

EARNINGS PER SHARE - Basic earnings per share is computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding plus potential common stock which would arise from the exercise of stock options and warrants and conversion of the Series C Preferred Stock, if dilutive.

The following is a reconciliation of basic and diluted net earnings (loss) per share for the years ended December 31, 1998, 1999 and 2000:

                                                        1998          1999          2000
                                                    ------------  ------------  ------------
Net earnings (loss)                                 $(9,012,690)  $   854,368   $(8,620,878)
Preferred stock dividends                               (67,555)     (160,000)     (160,000)
                                                    ------------  ------------  ------------
Earnings (loss) available for common shareholders   $(9,080,245)  $   694,368   $(8,780,878)
                                                    ============  ============  ============

Weighted average shares outstanding - basic          18,127,641    18,578,573    19,061,028
Dilutive effect of options and warrants                       -       295,128             -
                                                    ------------  ------------  ------------
Weighted average shares outstanding - diluted        18,127,641    18,873,701    19,061,028
                                                    ============  ============  ============
Earnings (loss) per share - basic and diluted       $     (0.50)  $      0.04   $     (0.46)
                                                    ============  ============  ============

Loss per common share is based upon the weighted average number of common shares outstanding during each period. Potential common shares for 1998 and 2000 have not been included since their effect would be anti-dilutive. Potential common shares not included in diluted earnings (loss) per share for the years ended December 31, 1998, 1999, and 2000 are summarized as follows:

                                    1998       1999       2000
                                  ---------  ---------  ---------
Incentive Stock Options           1,038,328    511,999  1,322,376
Director and Management Options     305,333    216,500    275,000
Warrants                            634,088    446,500    535,000
Employment Options                  696,500    325,000    546,500
Reserved for Series C Conversion  1,000,000  1,000,000  1,000,000
                                  3,674,249  2,499,999  3,678,876
                                  ---------  ---------  ---------
                                  =========  =========  =========


CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to the allowance for doubtful accounts, the recoverability of software development costs and goodwill. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK - The Company generates revenue primarily through sales to entities operating within the healthcare industry located throughout the United States. Due to this concentration, substantially all receivables at December 31, 1999 and 2000, are from healthcare institutions which may be similarly affected by changes in economic, regulatory or other conditions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash in deposits with major financial institutions, in U.S. government agency securities and in commercial paper of companies with strong credit ratings. Generally, the investments mature within 90 days and, therefore, are subject to little risk. The Company has not experienced losses related to these investments.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used to estimate the fair value of the Company's financial instruments: The fair value of cash and cash equivalents, trade receivables and trade accounts payable approximate their carrying amounts because of the short maturity of those instruments. The fair value of contract receivables approximates its carrying value, and is estimated by discounting the guaranteed minimum payments and unguaranteed contract residuals at the imputed incremental borrowing rates of the related customers (see also Note C herein). The fair value of the bank note payable and line of credit are estimated based on the current rates available to the Company for debt of the same remaining maturities and approximates its carrying amount.

SEGMENT INFORMATION - The Company has determined that it operates in a single reporting segment.

RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133, as amended by FAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the new standard to affect its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines to further supplement SAB No. 101. The adoption of this bulletin in the fourth quarter 2000 did not significantly impact the Company's financial statements.


B.     PROPERTY  AND  EQUIPMENT

Property  and  equipment consists of the following:   DECEMBER 31,

                                                   1999        2000
                                                ----------  -----------
Furniture and fixtures                          $1,224,039  $ 1,133,734
Equipment                                        6,954,570    7,552,913
Leasehold improvements                           1,558,386    1,558,386
                                                ----------  -----------
                                                 9,736,995   10,245,033
Less accumulated depreciation and amortization   5,629,514    6,737,163
                                                ----------  -----------
                                                $4,107,481  $ 3,507,870
                                                ==========  ===========

C.               CONTRACTS  RECEIVABLE:

Contracts receivable amounts represent receivables from customers in monthly installments of principal and interest with initial terms ranging from one to five years. The future minimum principal payments to be received under contract receivables as of December 31, 2000 are summarized as follows:


    YEAR  ENDED  DECEMBER  31,
    --------------------------

                2001                  329,255
                2002                  282,513
                2003                  180,623
                2004                  142,799
                2005                  107,117
                                   ----------
                Total              $1,042,307
                                   ==========

D.     LEASE  OBLIGATIONS

CAPITAL  LEASES
---------------

The Company leases furniture and fixtures under a capital lease obligation. The capital lease obligation requires 36 non-cancelable monthly installments of $15,837 which began in October 1998, bears an interest rate of 9.8% and provides for a $100 purchase option to the Company at lease expiration in October 2001.

During the third quarter 2000, the Company entered into a lease agreement for the purchase of $243,687 of computer and communications equipment. The capital lease requires 36 monthly installments of $7,753 which began September 2000 and provides for a $1.00 purchase option to the Company at lease expiration in September 2003. Future minimum lease payments under capital lease obligations as of December 31, 2000 are summarized as follows:


 YEAR ENDED DECEMBER 31:
 -----------------------

          2001                                     $ 235,575
          2002                                        93,042
          2003                                        54,275
                                                   ----------
          Total future minimum lease payments        382,892
          Less:  Amount representing interest        (35,435)
                                                   ----------
          Present value of minimum lease payments    347,457
          Less:  Current portion                    (211,934)
                                                   ----------
          Long term capital lease obligation       $ 135,523
                                                   ==========


Included  in  property  and  equipment  are  the  following:

                                    1999        2000
                                 ----------  ----------
Property under capital leases    $ 523,049   $ 766,736
Less:  Accumulated amortization   (102,388)   (268,190)
                                 ---------   ----------
                                 $ 420,661   $ 498,546
                                 ==========  ==========

The capital lease obligation balances are included with other current and non-current liabilities on the balance sheet.

OPERATING  LEASES
-----------------

The Company leases office space under non-cancelable operating leases. The leases call for monthly payments over terms of 60 to 78 months and include renewal options. Total rent expense on all operating leases was $1,609,000, $1,445,000, and $1,812,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

The future minimum rental payments under operating leases as of December 31, 2000 are as follows:

     YEAR  ENDED  DECEMBER  31,
     --------------------------

             2001             2,022,726
             2002             2,040,914
             2003             2,059,640
             2004             1,994,816
             2005               183,684
                             ----------
             Total           $8,301,780
                             ==========


DEFERRED  LEASE  INCENTIVES
---------------------------

In connection with the lease of the Lake Mary office space the Company was provided $1,236,494 of lease incentives, which are being amortized on a straight line basis over the 78 month lease term beginning September 1, 1998, as a reduction in office rent expense. During 1998, 1999, and 2000, the Company recognized $63,401, $190,230, and $190,230 of deferred lease incentive against office rent expense.

E.     NOTE  PAYABLE

Included  in  other  current  and non-current liabilities is a note payable (the
"Note"). The Note is payable in fixed monthly installments of $7,228, bears fixed interest at a rate of 8.74%, and matures on February 1, 2003. On December 31, 2000 current and long-term portions of the Note were $74,772 and $95,876, respectively.

The Note was issued subject to the terms of the sale of the Company's right to receive minimum payments under a radiology system contract (the "Contract"). The Note plus any accrued interest becomes immediately due should any of the following occur: 1) The Company fails to make a scheduled installment payment.
2) Any default in the agreement governing the sale of the minimum payments occurs. 3) The customer defaults on the terms of the Contract. The Note is secured by all the hardware and software included in the Contract plus any payments due to the Company under the Contract other than the minimum payments sold.

As  of December 31, 2000, future maturities pursuant to the Note are as follows:


    YEAR  ENDED  DECEMBER  31,
    --------------------------

              2001           $ 74,772
              2002             81,575
              2003             14,301
                             --------
              Total          $170,648
                             ========


F.          LINE  OF  CREDIT

On March 15, 2001 the Company amended its existing Line of Credit with Silicon Valley Bank (the "Bank") which expires in March, 2002. The amended Line of Credit is intended to provide for up to $3,000,000 of borrowings based on a maximum advance ratio equal to 75% of qualified receivables. However, the maximum credit limit is currently $1,500,000 until such time the company is in compliance with the operating budget provided to the Bank, at which time the maximum credit limit will increase in increments of $500,000 (up to a maximum of $3,000,000) but will not exceed the Company's tangible net worth. Interest is to accrue at the Bank's prime rate plus two and one half percent, which as of March 15, 2001 was eleven percent (11%), and is due monthly in arrears. The required tangible net worth covenant was reduced to $1,500,000. The Company's tangible net worth as of December 31, 2000 was $2,687,518. The agreement contains a lock-box requirement and a subjective acceleration clause, and, therefore, the entire balance is classified as a current liability.

G.     SERIES  C  REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

On July 29, 1998 the Company issued 1,000,000 shares of Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") together with detachable Warrants to purchase an aggregate of 300,000 Common Shares of the Company in a private placement transaction, which resulted in net proceeds to the Company of $1,814,000. The Series C Preferred Stock is convertible on a share for share basis to Common Stock, is non-voting, carries a $.16 per share cumulative annual dividend payable calendar quarterly in arrears, has a liquidation preference of $2.00 per share, may be automatically converted upon the Company's Common Stock sustaining sufficient trading at or above $4.00, and is redeemable by the Company on or after July 29, 2000 at a price of $2.00 per share. The Warrants are exercisable at $2.25 per Common Share at any time on or before July 29, 2003. On September 29, 1998 common stock underlying the Series C Preferred Stock and Warrants ("Securities") was registered under the Securities Act of 1933, as amended. During the years ended December 31, 1998, 1999 and 2000 all of the then accrued Series C Preferred Stock dividends aggregating $67,555, $160,000, and $160,000 respectively, were declared and paid.

H.     CAPITAL  STOCK,  WARRANTS  AND  OPTIONS

The Articles of Incorporation authorize the issuance of 40,000,000 shares of $.01 par value common stock and 10,000,000 shares of $.01 par value preferred stock, in such series and variations in the relative rights and preferences, including voting rights, if any, between series as the Board of Directors shall determine.

During 1993, the shareholders approved and the Company adopted a stock warrant and option plan for directors and management employees (the "D&M Plan"), whereby 250,000 shares of common stock were reserved for issuance. During 1997, the shareholders approved increasing shares reserved for issuance pursuant to the D&M Plan to 650,000. Under the D&M Plan directors' and management employee warrants are five year warrants which vest under varying terms and are issued at an exercise price equal to the market price of the Company's common stock on the date of grant. During 1995, the shareholders approved an amendment to the D&M

Plan to conform the terms of vesting to 40% upon grant plus 20% per year for each of three years thereafter, and to provide for early vesting upon death or employment termination without cause for all future options granted under the D&M Plan. Outside directors receive a five-year warrant for 25,500 shares of the Company's common stock issued the date of their first election to the Board of Directors. Additionally, annual warrants are issued to certain outside directors at the beginning of that director's fourth consecutive term in office. Other grants under the D&M Plan are made under the direction of the Company's Compensation Committee. Each annual warrant is for 5,000 shares of the Company's Common Stock, has a five year term, has an exercise price equal to the average of the closing bid and ask prices of the Company's Common Stock on the date of issuance, and is fully vested upon issuance. At December 31, 2000 the Company had stock warrants and options outstanding to purchase shares of its common stock under the D&M Plan as follows:

                             Number    Presently      Price       Year      Expiration
                           of Shares   Exercisable    Per Share   Granted   Date
                          ----------  ------------   ----------   --------  ----------
Directors'
Warrants:                      5,000       5,000     $ 1.97        1996     Mar. 2001
                              76,500      76,500     $ 6.06        1996     May  2001
                              10,000      10,000     $ 5.88        1997     June 2002
                               8,000       6,400     $ 1.44        1998     June 2003
                              20,000      12,000     $ 2.13        1999     June 2004
                              25,000      10,000     $ 1.17        2000     June 2005
                              25,500      10,200     $  .91        2000     Nov. 2005
Management Employees'
Options:                       7,500       7,500     $ 4.75        1996     Dec. 2001
                              97,500      78,000     $ 3.28        1998     Jan. 2003
                          ----------     -------
                             275,000     215,600
                           =========    ========

D&M  Plan  options  activity  is  summarized  as  follows:

                                                                           Shares
                                                                           -------
Options outstanding at December 31, 1997                                   293,999
   Exercised                                                               (25,500)
   Granted                                                                 133,000
   Canceled                                                                (96,166)
                                                                           --------
Options outstanding at December 31, 1998   305,333
   Exercised                                                               (17,000)
   Granted                                                                  20,000
   Canceled                                                                (78,833)
                                                                           --------
Options Outstanding at December 31, 1999                                   229,500
   Exercised                                                                (5,000)
   Granted                                                                  50,500
   Canceled                                                                      -
                                                                           --------
Options Outstanding at December 31, 2000                                    275,000
                                                                           ========

The Company adopted an incentive stock option plan in 1983 for key employees whereby 400,000 shares of common stock were reserved for issuance under the Plan. Options granted vest 40%, 30% and 30% on the first, second and third anniversaries of their issuance, respectively and expire ten years after the date of grant. At December 31, 2000, the Company had granted options of 355,040 shares, of which options for 119,740 shares had been exercised, and 235,300 expired unexercised. The 1983 Plan terminated in 2000.

During 1993, the shareholders approved and the Company adopted a new ten year incentive stock option plan for employees whereby 100,000 shares of common stock were reserved for issuance under the Plan. The terms of this 1993 ISO Plan are similar to the 1983 Plan. During 1995 and 1997, the shareholders approved increasing shares reserved for issuance pursuant to the 1993 ISO Plan to 600,000 then 1,500,000, respectively. During 2000, the shareholders approved amending the terms of the 1993 ISO Plan, merging it into and creating a new 2000 Incentive

Stock Option Plan, increasing the shares issuable pursuant to the new Plan to 2,500,000 shares. At December 31, 2000, the Company had granted options for 2,978,407 shares, of which 146,050 options had been exercised, 1,509,981 options were terminated and options to purchase 485,262 shares were exercisable. Under both the 1993 and 2000 Plans, the exercise price for stock options may not be less than the market price of the Company's common stock at date of grant. As of December 31, 2000 options under the 2000 plan are summarized as follows:

                                              WEIGHTED AVERAGE     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE        OUTSTANDING     EXERCISE PRICE  REMAINING CONTRACTUAL LIFE
------------------------       -----------     --------------  --------------------------
      .90 - $1.20                 311,855      $      1.02             5.9 Years
     1.36 - $2.00                 804,770             1.75             3.9 Years
     2.06 - $3.06                  23,000             2.39             1.8 Years
     3.28 - $4.38                  50,500             3.96             6.7 Years
     4.75 - $5.25                 132,251             5.04             5.9 Years
                              -----------       ----------             ---------
                                1,322,376       $     2.00             4.6 Years
                               ==========       ==========             =========

                                              WEIGHTED AVERAGE     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE        OUTSTANDING     EXERCISE PRICE  REMAINING CONTRACTUAL LIFE
------------------------       -----------     --------------  --------------------------
      .90 - $1.20                  62,792      $      1.00             7.0 Years
     1.36 - $2.00                 239,769             1.81             7.2 Years
     2.06 - $3.06                   5,650             2.67             5.4 Years
     3.28 - $4.38                  44,800             4.05             6.7 Years
     4.75 - $5.25                 132,251             5.04             5.9 Years
                              -----------       ----------             ---------
                                  485,262       $     2.80             6.8 Years
                                  =======       ==========             =========

As of January 1, 2000 and December 31, 2000, the weighted average exercise prices of options outstanding under the ISO Plans were $2.39 and $2.00, respectively. Additionally, during 2000 the weighted average exercise prices of options exercised, granted and canceled under the ISO Plans were $1.11, $1.53 and $2.27, respectively.

Incentive stock option activity under the 1983, 1993, and 2000 Plans and price information follows:

                                                       Stock  Option
                                             Shares     Price  Range
                                             ------     ------------
Options outstanding at December 31, 1997    861,247   $1.00 - $5.38
   Exercised                                 (1,650)  $1.00 - $1.97
   Granted                                  757,750   $ .97 - $3.28
   Canceled                                (579,019)  $1.00 - $5.38
                                          ----------

Options outstanding at December 31, 1998  1,038,328   $ .97 - $5.25
   Exercised                                (60,650)  $1.00 - $1.00
   Granted                                  522,200   $1.00 - $2.20
   Canceled                                (484,254)  $1.00 - $5.25
                                          ----------

Options outstanding at December 31, 1999  1,015,624   $ .97 - $5.25
   Exercised                                (11,900)  $1.00 - $1.72
   Granted                                  665,500   $ .90 - $2.34
   Canceled                                (346,848)  $ .97 - $5.00
                                          ----------

Options outstanding at December 31, 2000  1,322,376   $ .90 - $5.25
                                          ==========

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


Phase  #              Phase  Ending  Date  Shares  Issued   Price
--------              -------------------  --------------   -----
  1                    June 30, 1994        5,274          $1.650
  2                    December 31, 1994    2,535          $ .980
  3                    June 30, 1995        6,256          $ .930
  4                    December 31, 1995   22,575          $ .930
  5                    June 30, 1996       14,026          $2.045
  6                    December 31, 1996   17,321          $4.202
  7                    June 30, 1997       23,826          $4.200
  8                    December 31, 1997   40,116          $3.010
  9                    June 30, 1998       50,964          $1.590
 10                    December 31, 1998   57,973          $ .680
 11                    June 30, 1999       70,014          $ .630
 12                    December 31, 1999   24,543          $1.430
 13                    June 30, 2000       46,831          $1.100
 14                    December 31, 2000   47,327          $ .450

Phase  ten  (10),  twelve  (12), and fourteen (14) shares were issued in January
1999,  2000,  and  2001  respectively.


The Company's Board of Directors, in connection with employment agreements, has granted employment options. Employment options are exercisable for five years from the date of grant in accordance with a vesting schedule of 40% upon grant plus 20% per year for each of three years thereafter at an exercise price equal to the fair market value on the date of the grant. On August 23, 1994, the Company's Board of Directors, in connection with an employment agreement, granted options to Mitchel J. Laskey, the Company's President and then COO, (now Senior Advisor), for 250,000 shares of common stock under similar terms at an exercise price equal to the fair market value on the date of the grant of $1.6875. On September 13, 1995, the Company's Board of Directors reduced the exercise price on Mr. Laskey's employment options to $1.00 per share. On December 17, 1996 the Company's Board of Directors, in connection with various other employment agreements, granted options covering 96,000 shares of common stock under similar terms at an exercise price equal to fair market value on the date of the grant of $5.00. On January 1, 1997 the Company's Board of Directors granted additional employment options to Mitchel J. Laskey for 50,000 shares of common stock under similar terms at an exercise price of $4.63 which represents the fair market value on the date of grant. During 1998, 47,500 of Mitchel J. Laskey's January 1, 1997 options expired. On January 1, 1998 the Company's Board of Directors approved additional options to Mitchel J. Laskey for 400,000 shares of common stock, 100,000 shares at an exercise price of $6.00, $7.50, $9.00 and $10.50 each. All of these employment option agreements provide for early vesting upon death or employment termination without cause and were issued at exercise prices no less than the fair market value of the shares on the date of grant. As such, in accordance with APB 25 no corresponding compensation expense was recognized.

On July 31, 1995 the Company completed a Private Placement Offering issuing $775,000 of Subordinated Convertible Notes, bearing simple interest at 9% per annum, together with detachable warrants to purchase 155,000 shares of the Company's common stock, ("debt warrants"). The warrants were exercisable at $1.00 per common share, and are exercisable for five years from the date of issuance (70,000 in June 1995 and 85,000 in July 1995). During the years ended
December 31, 1999 and 2000, 30,000 and 50,000 of the debt warrants were exercised, respectively, and 75,000 expired in 2000.

In connection with the Private Placement of the shares of Series B Preferred Stock, the Board of Directors of the Company authorized the issuance on December 8,1995 of warrants to purchase 210,000 shares of the Company's common stock for $1.00 per share to a financial consultant ("Series B warrants") for $25,000. These warrants are exercisable for seven years from the date of issuance. As of December 31, 2000, none of the Series B warrants were exercised.

During 1998 the employer match contribution of $349,454 to the Company's 401(k) defined contribution savings plan was made through the issuance of 208,823 shares of the Company's common stock at an average price of $1.67 per share. During 1999 the employer match contribution of $304,998 to the Company's 401(k) defined contribution savings plan was made through the issuance of 194,713 shares of the Company's common stock at an average price of $1.57 per share. During 2000 the employer match contribution of $335,898 to the Company's 401(k) defined contribution savings plan was made through the issuance of 269,114 shares of the Company's common stock at an average price of $1.25 per share.

On August 8, 2000 the Company issued 148,000 shares of common stock pursuant to an employment agreement with Mr. Christopher Assif, the Company's CEO, for $1.64 per share through the issuance of a promissory note in the amount of $242,720, payable to the Company on or before August 8, 2003. Interest on the recourse note is payable annually in arrears and accrues at the rate of nine percent (9%) per annum. This note may be prepaid in whole or part at any time without penalty. Accrued interest receivable of $8,617 is included in other assets as of December 31, 2000.

I.               RESTRUCTURING  COSTS

During the third quarter of 1999 the Company announced a realignment plan. This realignment was designed to provide a single focus to the development, marketing, sales and support of the Company's information systems. It also established specific cost reductions, revenue improvement and customer satisfaction objectives and anticipated future cost efficiencies. In connection with the plan, a total of seventeen employees were terminated. Termination benefits for the year ended December 31, 1999 are summarized as follows:

                           NO. OF      TOTAL SEVERANCE
                         TERMINATED    AND TERMINATION
DEPARTMENT               EMPLOYEES      BENEFITS PAID
----------               ---------      -------------

Client Services               6            $ 28,368
Software Development          6              55,114
Sales and Marketing           4             192,043
General and Administrative    1             248,044
                             --            --------
                             17            $523,569
                             ==            ========

During the third quarter of 2000, the Company adopted a formal plan to stop marketing specific products, and, as a result, recorded restructuring charges of $5,725,007. In connection with the Company's strategic decision to focus marketing efforts on the Company's clinical suite of products (CoPathPlus, RadPlus and e-Premier) and its e-Business initiatives (CoMed Internet). SurgiPlus and DynamicVision for Imaging will no longer be actively marketed by the Company. Historical revenues from the discontinued products were approximately $1,070,857, $2,525,682, and $1,913,858 for the years ended December 31, 2000, 1999, and 1998 respectively. The abandoned product charges consist of the write-off of net capitalized software costs of $4,998,234 and a write-off of prepaid licenses of $130,624. In addition, employee severance and termination costs, associated with positions eliminated as a result of the abandoned product offerings, in the amount of $399,735 and a reserve for contract losses of $196,414 were accrued and expensed during the third quarter of 2000. A total of 32 employees were terminated in connection with the abandoned product offerings. Termination benefits paid for the year ended December 31, 2000 are summarized as follows:

                  NO. OF          TOTAL SEVERANCE
                TERMINATED        AND TERMINATION
  DEPARTMENT     EMPLOYEES         BENEFITS PAID
  ----------     ---------         -------------


Client Services        13            $ 90,271
Software Development   16             209,643
Sales and Marketing     3              99,821
                       --            --------
                       32            $399,735
                       ==            ========

J.                    INCOME  TAXES

     The components of income tax expense (benefit) are as follows:

               YEAR  ENDED  DECEMBER  31,
               --------------------------
               1998        1999      2000
               ----        ----      ----
Current:
Federal         $--       $ 299.000   $--
State             -          43,000     -
                ---       ----------  ---
                  -         342,000     -
                ---       ----------  ---
Deferred:
Federal                    (299,000)
State             -         (43,000)    -
                ---       ----------  ---
                  -        (342,000)    -
                ---       ----------  ---
                  -                     -
Total           $--       $      --   $--
                ===       ==========  ===


Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax as of December 31, 1999 and 2000, are as follows:

                                                1999         2000
                                           ------------  ------------
 Deferred tax asset:
   Net operating loss carryforwards        $ 7,753,000   $ 8,247,000
   Tax credit carryforwards                    551,000       551,000
   Other                                       528,000       528,000
                                           ------------  ------------
                                             8,832,000     9,326,000
 Deferred tax liabilities:
   Capitalized software development costs   (3,128,000)   (1,058,000)
   Other                                      (235,000)      (99,000)
                                           ------------  ------------
 Net deferred tax asset                      5,469,000     8,169,000
 Valuation allowance                        (5,469,000)   (8,169,000)
                                           ------------  ------------
 Net deferred tax                          $        --   $        --
                                           ============  ============

The net deferred tax asset is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset. The valuation allowance increased $2,700,000 from the allowance of $5,469,000 at December 31, 1999.

The provisions for Federal income taxes differs from the amount computed by applying the statutory rate to net earnings (loss) before income taxes for each of the three years in the period ended December 31, 2000 as follows:

                                                                      AMOUNT OF TAX
                                                         --------------------------------------
                                                                1998        1999           2000
                                                         ------------  ----------  ------------
Computed expected tax expense (benefit)                  $(3,154,000)  $ 299,000   $(3,017,000)
State taxes expenses (benefit), net of federal benefit      (450,000)     43,000      (431,000)
Permanent differences                                              -           -       119,000
Other                                                              -           -        15,000
Expiration of net operating loss                                   -           -       614,000
     carry forward
Non-recognition (recognition) of the benefits of
    operating loss carryforward and the related
    valuation allowance change                             3,604,000    (342,000)    2,700,000
                                                         ------------  ----------  ------------
                                                         $        --   $      --   $        --
                                                         ============  ==========  ============

At December 31, 2000, the Company had unused net operating loss carryforwards for tax and alternative minimum tax purposes of approximately $20,617,000 and $19,983,000, respectively, and unused tax credits of approximately $551,000. These operating loss carryforwards and tax credits expire in varying amounts during 2007 through 2020.

K.                    RELATED  PARTY  TRANSACTIONS

The Company expensed $63,000 and $46,500 during 1998 and 1999, respectively, for consulting and advisory fees paid to MMRI, Inc. which is majority owned by the Company's former Chairman of the Board, David Pomerance.

The private placement transaction closing on July 29, 1998, more fully discussed in Note G, was solely subscribed to by executive officers and directors of the Company on terms negotiated by non-participating directors and executive officers with the Company's investment banker.

L.                    LITIGATION

On February 27, 2001 the Company signed an Amended Strategic Value Added Reseller Agreement with Sunquest Information Systems, Inc. Sunquest paid the Company for maintenance services through December 31, 2003 and advance license fees, and Sunquest will continue to distribute, implement and support the Company's CoPath Plus product. This resolves all previous disputes between the two companies.

As of the date hereof, in the opinion of management, there are no material legal proceedings pending against the Company which will have a material effect on the Company's consolidated financial statements.

M.                  SUBSEQUENT EVENT

During 2001, management was notified of a dispute involving the effect on the conversion price of the Series C Preferred Stock (see also Notes G and K), as a result of the issuance of certain stock options by the Company. The dispute involved whether or not the terms of the Series C Preferred Stock were originally intended to exclude from adjustments to the conversion price of the Series C Preferred Stock, issuances or grants of dilutive securities pursuant to its employee benefit plans or employment contacts. The Company and its Series C Preferred Stockholders agreed to resolve this dispute and stipulate that the exclusion language should have been included in the Amended Articles of Incorporation from inception and therefore that no adjustment in conversion price was due to them in exchange for certain other revisions to the terms of the Series C Preferred Stock. On March 30, 2001, the

Company and the holders of the Series C Preferred Stockholders agreed to amend the Company's Articles of Incorporation relating to the adjustment of the conversion price of the Series C Preferred Stock to specifically exempt dilutive securities issued in connection with employee benefit plans or employment contracts after the issuance of the Series C Preferred Stock, in exchange for creating a Contingent Dividend provision for the Series C Preferred Stock shareholders. The Contingent Dividend will be payable only upon conversion or a change of control, as defined, in an amount equal to the greater of $125,000 or an accumulated amount calculated beginning January 1, 2001 at the rate of $0.08 per annum per shareof Series C Preferred Stock.

N.               STOCK  BASED  COMPENSATION  PRO  FORMA  INFORMATION
--------------------------------------------------------------------

Options granted to the Company's directors and employees under the 1983, 1993 and 2000 Incentive Stock Option Plans, various employment agreements, and the D&M Stock Option Plan (hereafter, the "Plans"), are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of each option granted under these Plans is at least equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation has been recognized for directors and employees under these Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net earnings (loss) and net earnings (loss) per share would have reflected the pro forma amounts indicated below.

                                                 1998        1999        2000
                                             ------------  --------  ------------
Net earnings (loss)             As reported  $(9,012,690)  $854,368  $(8,620,878)
                                Pro forma    $(9,448,792)  $442,200  $(9,039,489)

Net earnings (loss) available   As reported  $(9,080,245)  $694,368  $(8,780,878)
   to common shareholders       Pro forma    $(9,516,348)  $282,200  $(9,199,489

Basic and diluted earnings      As reported  $     (0.50)  $    .04  $     (0.46)
   (loss) per share             Pro forma    $     (0.52)  $    .01  $     (0.48)

The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model assuming no future common stock dividend declarations. Volatility was computed based on the daily common stock high, low and close information provided by NASDAQ for the twenty days prior to the close of trading on the date of each option grant, and range from 59% - 234% for options granted during 1998, 116% - 331% for options granted during 1999, and 87% - 262% for options granted during 2000. Risk free rates of 5.0% for options granted with a ten year exercise period and for options granted with a three to five year exercise period were used for all options granted during 1998 and 1999. For all options granted during 2000, the risk free rate used was 4%. The initial forfeiture rate under the 1993 and 2000 ISO Plans for 1998 was 70%, for 1999 was 44%, and for 2000 was 70%. Under the D&M Plan, the initial forfeiture rate for 1998 was 70%, and ranged between 0% and 70% for options granted in connection with continuing employment agreements. The initial forfeiture rate under the D&M Plan for 1999 and 2000 was 35% and for options granted in connection with employment agreements was 100%. The weighted average grant date fair value of options granted during 1998, 1999, and 2000 were $0.41, $.71, and $1.53, respectively.

O.               UNAUDITED  QUARTERLY  INFORMATION

Quarterly operating results are summarized as follows (in thousands, except per share data):

                                                           Three Months Ended (Unaudited)

1999                                           March 31    June 30    September 30    December 31
-------------------------------------------  ----------  ---------  --------------  -------------
Total Operating Revenues                      $   9,843   $  9,925   $       7,502   $      7,873
Operating Income (Loss)                             479        609            (201)           169
Net Earnings (Loss)                                 438        549            (266)           134
Net Earnings (Loss) Per Share                       .02        .03            (.02)           .01
Shareholders' Equity                             15,150     15,765          15,763         15,921

                                                          Three Months Ended (Unaudited)

2000                                           March 31    June 30    September 30    December 31
-------------------------------------------  ----------  ---------  --------------  -------------

Total Operating Revenues                      $   6,582   $  6,466   $       6,180   $      6,431
Operating Income (Loss)                            (335)      (432)         (6,480)        (1,183)
Net Earnings (Loss)                                (350)      (479)         (6,503)        (1,289)
Net Earnings (Loss) Per Share                     (0.02)     (0.03)          (0.34)         (0.07)
Shareholders' Equity                             15,652     15,239           8,882          7,629

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To  the  Board  of  Directors
Dynamic  Healthcare  Technologies,  Inc.

We have audited the accompanying balance sheets of Dynamic Healthcare Technologies, Inc. as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Healthcare Technologies, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                           /S/BDO  SEIDMAN,  LLP
                                                           ---------------------
                                                              BDO  SEIDMAN,  LLP

New  York,  New  York
March  8,  2001, except
for  Note  F and Note M,
as  to  which  the  dates  are
March  15,  2001. and
March 30, 2001, respectively

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board  of  Directors
Dynamic  Healthcare  Technologies,  Inc.:



We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Dynamic Healthcare Technologies, Inc. for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dynamic Healthcare Technologies, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /S/KPMG LLP
                                                                     -----------
                                                                        KPMG LLP


Orlando,  Florida
February  19,  1999

                              CORPORATE INFORMATION
                               BOARD OF DIRECTORS


               JERRY L. CARSON                 CHRISTOPHER ASSIF
           Executive Vice President         Chief Executive Officer
         and Chief Financial Officer    Dynamic Healthcare Technologies, Inc.
           Evans Enterprises


               CHARLES COOPER                 MITCHEL J. LASKEY, C.P.A.
                  President                        Senior Advisor
         Plangent Systems Corporation   Dynamic Healthcare Technologies, Inc.


            THOMAS J. MARTINSON                 BRET R. MAXWELL
                   President                      Co-Chairman
           Martinson & Company, Ltd.             First Analysis


                                  DANIEL RAYNOR
                                Managing Partner
                               The Argentum Group

                               EXECUTIVE OFFICERS
           CHRISTOPHER ASSIF                     JOHN P. FINGADO
        Chief Executive Officer     President and Chief Operating Officer

                                 PAUL S. GLOVER
                             Vice President, Finance
                      Chief Financial Officer and Secretary

                               CORPORATE OFFICERS
               JOSEPH M. JOHNSON                     MICHAEL A. POMERANCE
        Vice President, Pathology Sales          Vice President, Client Sales

               JOHN MCGIBBON                               LISA LABAU
Vice President, Internet Product Development     Vice President, Client Services


                                  LEGAL COUNSEL
                              Carlton Fields, P.A.
                            4000 International Place
                             100 S.E. Second Street
                           Miami, Florida  33131-9101
                                  (305)530-0050

                TRANSFER AGENT                    INDEPENDENT AUDITORS
                  Wells Fargo                       BDO Seidman, LLP
             161 North Concord Exchange            330 Madison Avenue
         St. Paul, Minnesota 55075-0738         New York, New York 10017
                (651) 450-4100                       (212) 885-8000

                            STOCK TRADING INFORMATION


The Common Stock of Dynamic Healthcare Technologies, Inc. is traded on the NASDAQ National Market System under the NASDAQ symbol DHTI.

                            COMMON STOCK INFORMATION

The number of stockholders of record of the Company's Common Stock was approximately 3,688 on March 7, 2001. High and low sales prices for the Common Stock for the last eight quarters are presented below:


                            1999                       2000
QUARTER ENDED           HIGH    LOW                 HIGH    LOW

March 31      $        2.125  $ .625             $3.906  $1.500
June 30                2.750   1.813              2.063    .906
September 30           2.563   1.188              1.500    .875
December 31            1.875   1.125              1.750    .344


                  ANNUAL REPORT ON FORM 10-K, WITHOUT EXHIBITS

Dynamic Healthcare Technologies, Inc.'s annual filing with the Securities and Exchange Commission (Form 10-K) is available upon request without charge to shareholders by writing to:

                          Investor Services Department
                      Dynamic Healthcare Technologies, Inc.
                     615 Crescent Executive Court, Suite 500
                            Lake Mary, Florida 32746
                                 (407) 333-5300



                                 ANNUAL MEETING

The Annual Meeting of Shareholders of Dynamic Healthcare Technologies, Inc. will be held on June 7, 2001, in Lake Mary, Florida.

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



The  Board  of  Directors
Dynamic  Healthcare  Technologies,  Inc.:


We hereby consent to the incorporation by reference in the registration statements (No. 33 -72684, 33-72764 and 333-57713) on Form S-8 of our report dated March 8, 2001, except for Note F and Note M, as to which the dates are March 15, 2001 and March 30, 2001, respectively, relating to the financial statements and schedule of Dynamic Healthcare Technologies, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.




                                                             /S/BDO SEIDMAN, LLP
                                                             -------------------
                                                                BDO SEIDMAN, LLP




New  York,  New  York
March  30,  2001

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



The  Board  of  Directors
Dynamic  Healthcare  Technologies,  Inc.:



We consent to incorporation by reference in the registration statements (No. 33-72684, 33-72764 and 333-57713) on Form S-8 of Dynamic Healthcare Technologies, Inc. of our reports dated February 19, 1999, relating to the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, and related schedule, which reports appear in the December 31, 2000 report on Form 10-K of Dynamic Healthcare Technologies, Inc.





                                                                     /S/KPMG LLP
                                                                     -----------
                                                                        KPMG LLP




Orlando,  Florida
March  30,  2001