Form 10-Q
period 2001-05-15
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2001-05-16
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For  Quarterly  Period  Ended    March  31,  2001
                               -------------------------------------------------

Commission  File  Number    0-12516
                          ------------------------------------------------------

Dynamic  Healthcare  Technologies,  Inc.
--------------------------------------------------------------------------------
(Exact  name  of  registrant  as  specified  in  its  charter)

Florida                             59-3389871
--------------------------------------------------------------------------------
(State  of  Incorporation)          (IRS  E.I.N.)

615  Crescent  Executive  Court,  5th  Floor,  Lake  Mary,  FL   32746
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

As of April 25, 2001, there were 19,428,662 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This  report  consists  of  fourteen  (14)  pages.

                     PART 1.          FINANCIAL INFORMATION



Item  1.          Financial  Statements

                  See  attached  statements  following  this  item  number.



                                    DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                               BALANCE SHEETS


                                                                        DECEMBER 31, 2000    MARCH 31, 2001
                                                                       -------------------  ----------------
                                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                          $        3,197,743   $     1,003,595
    Accounts receivable, net                                                    5,309,700         4,521,735
    Unbilled receivables                                                        3,633,931         3,642,924
    Contracts receivable - current                                                329,255           306,327
    Other current assets                                                          848,652           653,223
                                                                       -------------------  ----------------
        Total current assets                                                   13,319,281        10,127,804

Property and equipment, net                                                     3,507,870         3,403,704
Capitalized software development costs, net                                     4,093,560         3,827,551
Goodwill, net                                                                     847,934           746,047
Contracts receivable - non-current                                                713,052           650,404
Other assets                                                                       22,872            10,641
                                                                       -------------------  ----------------
                                                                       $       22,504,569   $    18,766,151
                                                                       ===================  ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                              $        3,061,461   $     3,025,973
    Deferred revenue                                                            5,929,122         5,828,470
    Advance billings                                                            1,197,266         1,428,429
    Line of Credit                                                              2,875,000                --
    Deferred lease incentives - current                                           190,230           190,230
    Other                                                                         380,335           343,871
                                                                       -------------------  ----------------
        Total current liabilities                                              13,633,414        10,816,973
Deferred lease incentives - non-current                                           602,403           554,846
Other non-current liabilities                                                     639,740           574,360
                                                                       -------------------  ----------------
        Total liabilities                                                      14,875,557        11,946,179
                                                                       -------------------  ----------------

Shareholders' equity:
    Series C redeemable convertible preferred stock ($.01 par value;
      issued and outstanding 1,000,000 shares with an aggregate
      liquidation preference of $2,000,000, as of December 31, 2000,
      and March 31, 2001; $.16 per share annual dividend).                      1,811,327         1,811,327
   Common stock ($.01 par value; authorized 40,000,000 shares; issued and outstanding 19,348,166 shares as of December 31, 2000 and
      19,428,142 shares as of March 31, 2001).                                    193,482           194,281
   Warrants                                                                         3,000             3,000
   Additional paid-in capital                                                  45,701,122        45,700,469
   Deficit                                                                    (39,837,199)      (40,646,385)
                                                                       -------------------  ----------------
       Subtotal                                                                 7,871,732         7,062,692
   Less: note receivable from officer                                            (242,720)         (242,720)
                                                                       -------------------  ----------------
Total shareholders' equity                                                      7,629,012         6,819,972
                                                                       -------------------  ----------------
                                                                       $       22,504,569   $    18,766,151
                                                                       ===================  ================

See  notes  to  financial  statements.

                                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                                STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                                    2000          2001
                                                                           ------------------------------  ------------
Operating revenues:
      Computer system equipment sales and support                          $                     417,996   $   328,432
      Application software licenses                                                            1,509,683     1,499,177
      Software support                                                                         2,900,117     2,902,332
      Services and other                                                                       1,754,282     1,478,216
                                                                           ------------------------------  ------------
            Total operating revenues                                                           6,582,078     6,208,157
                                                                           ------------------------------  ------------
Costs and expenses:
      Cost of products sold                                                                      526,289       541,003
      Software amortization                                                                      580,021       310,933
      Client services expense                                                                  2,586,425     2,498,456
      Software development costs                                                               1,227,012     1,058,814
      Sales and marketing                                                                      1,085,825     1,436,950
      General and administrative                                                                 911,384     1,149,614
                                                                           ------------------------------  ------------
            Total costs and expenses                                                           6,916,956     6,995,770
                                                                           ------------------------------  ------------
Operating (loss)                                                                                (334,878)     (787,613)
                                                                           ------------------------------  ------------
Other income (expense):
      Interest expense and financing costs                                                       (40,810)      (69,735)
      Gain (loss) on disposal of property                                                           (110)           --
      Interest income                                                                             26,259        48,162
                                                                           ------------------------------  ------------
            Total other income (expense)                                                         (14,661)      (21,573)
                                                                           ------------------------------  ------------
Net (loss)                                                                 $                    (349,539)  $  (809,186)
                                                                           ==============================  ============

Net (loss) available for common shareholders                               $                    (389,539)  $  (849,186)
                                                                           ==============================  ============

Loss per common share
      Basic and diluted                                                    $                       (0.02)  $     (0.04)
                                                                           ==============================  ============

Weighted average number of common shares outstanding - basic and diluted                      18,859,357    19,423,662
                                                                           ==============================  ============

See  notes  to  financial  statements.


                                              DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                                    STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                             2000          2001
                                                                                    ------------------------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                          $                    (349,539)  $  (809,186)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                                     1,023,701       660,221
      Loss on disposal of property and equipment                                                              110            --
      Employer 401(k) contributions not requiring cash                                                     81,775        18,849
      Provision for doubtful accounts receivable                                                           50,000        77,555
Changes in assets and liabilities:
      Accounts receivable                                                                               1,791,279       710,410
      Unbilled receivables                                                                               (347,525)       (8,993)
      Contracts receivable                                                                                    278        85,576
      Other assets                                                                                            114       207,158
      Accounts payable and accrued expenses                                                              (533,576)      (35,488)
      Deferred revenue                                                                                 (1,189,584)     (100,652)
      Advance billings                                                                                   (272,357)      231,163
                                                                                    ------------------------------  ------------
                  Net cash provided by operating activities                                               254,685     1,036,613
                                                                                    ------------------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalized software development costs                                                             (520,169)      (44,923)
      Purchases of property and equipment                                                                (138,175)     (211,480)
                                                                                    ------------------------------  ------------
                  Net cash used in investing activities                                                  (658,344)     (256,403)
                                                                                    ------------------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Repayments) under line of credit, net                                                                   --    (2,875,000)
      (Repayments) under notes payable                                                                    (19,834)      (18,087)
      Proceeds from issuance of common stock                                                               38,659        21,297
      Payment of preferred stock dividends                                                                (40,000)      (40,000)
      (Repayments) under capital lease obligations                                                        (40,375)      (62,568)
                                                                                    ------------------------------  ------------
                  Net cash provided (used) by financing activities                                        (61,550)   (2,974,358)
                                                                                    ------------------------------  ------------

Net (decrease) in cash and cash equivalents                                                              (465,209)   (2,194,148)
Cash and cash equivalents, beginning of period                                                          1,818,209     3,197,743
                                                                                    ------------------------------  ------------
Cash and cash equivalents, end of period                                            $                   1,353,000   $ 1,003,595
                                                                                    ==============================  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
      Interest paid                                                                 $                      27,798   $    77,562
                                                                                    ==============================  ============

See  notes  to  financial  statements.

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 2001


(A)     UNAUDITED  FINANCIAL  STATEMENTS:

The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and accruals considered necessary for fair presentation of financial information have been included and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Dynamic Healthcare Technologies, Inc. 2000 Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(B)     LINE  OF  CREDIT:

As of March 31, 2001, the company had paid off borrowings against its Line of Credit Agreement with Silicon Valley Bank, and borrowings available under the Line of Credit were $1,500,000. Interest is to accrue at the Bank's prime rate (2.5%) which as of March 31, 2001 was (10.5%). Future borrowing capacity is contingent upon maintaining a monthly tangible net worth of $1,500,000. The Company's tangible net worth as of March 31, 2001 was $2,246,374.

(C)     LOSS  PER  SHARE:

Loss per share is computed on the basis of the weighted average shares outstanding. Diluted loss per share is computed on the basis of the weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options warrants and conversion of the Series C preferred stock. Diluted loss per share for the three months ended March 31, 2001 and 2000 does not include potential common shares as their effect would be anti-dilutive. Potential common shares excluded from weighted average shares due to their anti-dilutive effect include:


                                               Three months ended  March 31
                                                  2000                2001
                                              ---------           ---------
     Incentive Stock Options                  1,014,924           2,088,053
     Director and Management Options            229,500             275,000
     Warrants                                   595,000             535,000
     Employment Options                         596,500             546,500
     Reserved for Series C Conversion         1,000,000           1,000,000
                                              ---------            --------
                                              3,435,924           4,444,553
                                              =========           =========


(D)     SUBSEQUENT  EVENT

During April 2001, the Company adopted a formal plan to eliminate and reallocate selected mid-level management and duplicate staff positions in the Company. In connection with the plan, a total of thirty-six employees were terminated and the Company incurred a non-recurring charge in the amount of $465,225 related to termination and severance benefits. At April 30, 2001 $264,135 was paid and $211,091 was accrued. An additional $109,641 of the accrued expense will be paid by June 30, 2001, with the remaining severance and termination benefits of $101,450 to be paid by December 31, 2001. The Company is also seeking to sublease approximately 30,000 square feet of excess office space in Florida.

Item 2. Management's discussion and analysis of financial condition and results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Dynamic Healthcare Technologies, Inc. ("Dynamic" or the Company") is a provider of NT, UNIX and AS/400 based diagnostic workflow solutions for pathology, laboratory and radiology departments in approximately 640 client sites throughout North America. The Company has designed developed and deployed advanced Internet and image, voice and Web-enabled information systems for its clients that address a broad range of requirements. Dynamic's information systems contribute to higher quality and more cost-effective delivery of care and make it possible to have access to information across the entire continuum of care. The Company provides support for all of its systems and also offers integration and other consulting services to its clients.

The Company's client base includes many of the world's leading healthcare organizations such as Memorial Sloan-Kettering Cancer Center, The Mayo Foundation, The University of North Carolina Hospitals, LabCorp, Valley Health System, St. Mary's Health System, Parkland Memorial Hospital, and Columbia Presbyterian Medical Center, New York Hospital and Northwest Radiology Network. The Company's systems automate ordering, scheduling, specimen and procedure tracking, data / image acquisition from diagnostic equipment, store and archive results. For years, the Company has provided the processing backbone for clinical information within the key clinical departments of pathology, radiology and laboratory, and has provided electronic integration with diagnostic images and voice dictation

The Company is expanding its e-Health initiatives with a new service offering entitled "CoMed" as part of its commitment to changing the way clinicians' access and use information for the benefit of their patients and communities. CoMed has been designed to automate the daily workflow and communication needs of healthcare participants and improve the delivery of patient care within healthcare communities. CoMed is a secure, members only web site providing physicians and other clinicians access to the most current pathology, radiology and laboratory results - the most important diagnostic components of today's medical record. CoMed will also be a place where physicians can obtain current relevant medical reference material, initiate e-commerce, participate in virtual communities and with other physicians in discussion forums, as well as obtain the wealth of lifestyle and business information available on the World Wide Web.

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

Today, physicians have a need and are demanding Internet access to clinical information including test results, comparative studies, and treatment plans to provide more efficient and effective patient care. CoMed will enable timely information exchange and collaboration among healthcare participants, minimize administrative costs associated with healthcare business-to-business transactions, reduce unauthorized and non-reimbursed patient care, decrease the waiting time and delivery costs for diagnostic test results and provide access to online medical and other content. Internet transactions are far less costly than manual chart pulls, pushed faxes, report distribution, couriered or mailed charts. In addition to the direct cost reductions associated with these improved efficiencies, Internet-connected providers make more prudent clinical decisions. CoMed will allow convenient access to information supporting analysis across multiple cases, to relevant medical reference material, and to historical patient data anytime, anywhere and in a secure manner.

The Company's revenues are derived from the licensing and sale of systems comprised of internally developed software and third party software and hardware, professional services, maintenance and support services. The Company's services include implementation and training, product management and client software development. Revenues from professional services and maintenance and support services typically increase as the number of installed systems increases. Computer system equipment sales revenues are generally recognized when hardware is shipped. Computer system equipment sales and support revenues include hardware support contracts for a specific period from which revenue is recognized ratably over the corresponding contract period. Application software license revenues are recognized when application software is delivered to the client. Installation and training service revenues, included with application software licenses, are recognized as the services are performed. Software support revenues principally include contracts for remote dial-up problem diagnosis, maintenance and corrective support services, each of which covers a specified period for which revenue is recognized ratably over the corresponding contract period. Services and other revenues include custom programming services, post-contract support obligations and other services, which are provided under separate contract and are recognized as services are performed.

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

The sales cycle for the Company's systems is typically six to eighteen months from initial contact to contract signing. The product delivery cycle is variable. Based on the client's implementation plan, product delivery may take two or more years, particularly with enterprise-wide electronic healthcare record solutions involving significant and continuing client service requirements. Accordingly, the product delivery cycle depends upon the combination of products purchased and the implementation plan defined by the client in the master sales agreement. Each client contract is separately negotiated. The installation schedules for clinical information systems, or departmental electronic healthcare record implementations, typically require six to twelve months. Under its standard master sales agreement, the Company generally receives a partial payment upon execution of the agreement, a hardware installment payment upon delivery of hardware, installation progress payments upon the completion of defined milestones and final payment, which may vary with each contract.

The  Company  has  determined  that  it  operates in a single reporting segment.

The following table sets forth, for the three-month periods ended March 31, 2000 and 2001, certain items in the Company's statements of operations as a percentage of total operating revenues:





                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                     ---------
                                                    2000     2001
                                                 -------  -------
Operating revenues:
   Computer system equipment sales and support     6.4 %    5.3 %
   Application software licenses                  22.9 %   24.2 %
   Software support                               44.1 %   46.7 %
   Services and other                             26.6 %   23.8 %
                                                 -------  -------

      Total revenues                             100.0 %  100.0 %
                                                 -------  -------

Operating expenses:
   Cost of products sold                           8.0 %    8.7 %
   Software amortization                           8.8 %    5.0 %
   Client services expense                        39.3 %   40.2 %
   Software development costs                     18.6 %   17.1 %
   Sales and marketing                            16.5 %   23.2 %
   General and administrative                     13.8 %   18.5 %
                                                 -------  -------

      Total operating expenses                   105.0 %  112.7 %
                                                 -------  -------

Operating (loss)                                  (5.0)%  (12.7)%
Other (expense)                                   (0.3)%   (0.3)%
                                                 -------  -------

Net earnings (loss)                               (5.3)%  (13.0)%
                                                 =======  =======



This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company at December 31, 2000 and March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the financial statements and the related notes contained herein.

RESULTS  OF  OPERATIONS

(THREE  MONTHS  ENDED  MARCH  31,  2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000)

Revenues. During the quarter ended March 31, 2001 the Company reported revenues of $6,208,000 a decrease of $374,000 from revenues for the same period of 2000. Revenues from new system implementations declined slightly principally due to a general market slowdown caused by reduced capital procurement by healthcare providers. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $376,000, reflecting the decrease in new system implementations, while software support revenues increased modestly by $2,000.

Computer system equipment sales and support revenues decreased by $90,000 to 5.3% of total revenues for the first quarter of 2001, compared to 6.4% for the first quarter of 2000. Management attributes the decrease to the clients procurement of needed hardware directly from the manufacturer.

Application software license revenue during the first quarter of 2001, decreased by $11,000 over the same period a year ago, from $1,510,000 to $1,499,000, and service and other revenues decreased by $276,000 to $1,478,000 from $1,754,000. These decreases principally result from the decreased implementation of new system sales discussed above.

Software support revenues increased by $2,000 to $2,902,000 for the first quarter of 2001, compared to $2,900,000 for the same period one year ago. As of March 31, 2001, the recurring annualized billable support base was $12 million. An additional $1.3 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the first quarter of 2001 increased to 8.7% from 8.0% for the same period 2000. Hardware and application software license revenues during the first quarter of 2001 similarly increased to 29.5% from 29.3% of total revenues for the first quarter 2000, due primarily to the increase in third party support cost for the company's maturing product lines.

Software Amortization. Software amortization decreased during the first quarter of 2001 to $311,000 from $580,000 amortized during the first quarter of 2000. During October 2000 the Company discontinued marketing of several products for strategic reasons and wrote-off the related capitalized software development costs. As a result of the product restructuring, overall recurring amortization for software was reduced.

Client Services Expense. Client services expense for the first quarter of 2001 decreased $88,000 to $2,498,000 from $2,586,000 for the first quarter of 2000, increasing as a percentage of sales from 39.3% to 40.2%. During late 2000, the Company transitioned various development personnel to support and new system implementation roles, consistent with the maturing of the recent new product releases.

Software Development Costs. Software development expense reported for the first quarter of 2001 decreased by $168,000 to $1,059,000, compared to $1,227,000 reported for the first quarter of 2000. This decrease reflects $100,000 in reallocated resources to various departments and a real departmental decrease in costs of $543,000 offset by a $475,000 reduction in capitalized software development costs. Although development efforts continue as part of the Company's overall strategy, the focus has been less on enhancements to existing product lines and more towards completion of the Company's e-Business initiatives. Cost incurred in connection with the Company's e-Business initiatives were not capitalized since the development of this product has not yet reached technological feasibility.

Sales and Marketing. Sales and marketing costs for the first quarter of 2001 as a percentage of total revenues, increased to 23.2% from 16.5% for the same period of 2000. This represents an increase of $351,000 from $1,086,000 to $1,437,000 in sales and marketing expenses. This increase includes a $187,000 increase in sales commissions as a result of an increase in the relative sales bookings and a $164,000 increase primarily due to the annual Health Information Management Systems Society Show (HIMSS) convened in February 2001 rather than April as it occurred in 2000.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2001 increased by $239,000. The increased expenses include a $92,000 increase in amounts paid to executive management. The Company added a new Chief Operating Officer and Senior Consultant in November 2000, two positions that were not incurred in the first quarter of 2000. The remaining increase of $147,000 relates to increases in general operational needs associated with recruitment, legal, supplies and other business activities.

Other Income (Expense). The Company incurred $22,000 of net other expense for the first quarter of 2001 compared to $15,000 of net other expense reported for the first quarter of 2000. Net interest expense increased by $29,000 principally due to the increased net borrowings against the line of credit during the first quarter of 2001 as compared to first quarter 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of March 31, 2001 the Company had cash and cash equivalents of $1,003,595, availability under the line of credit of $1,500,000, and a working capital deficit of $689,000. In addition, the Company has experienced positive cash flow from operations for ten consecutive quarters.

Accounts receivable as of March 31, 2001 decreased by $788,000 from the balance on December 31, 2000, principally as a result of the decreased new system installations in progress. Unbilled receivables increased by $9,000 due principally to the timing of billable milestones on implementations and contract work.

During the first quarter of 2001 the Company capitalized $45,000 of software development costs and purchased $211,000 of additional property and equipment. Development efforts capitalized during the first quarter of 2001 included enhancements to the Company's existing product line and the advancement of workflow integration with our CoPathPlus system. Property purchases were made primarily for office equipment at levels similar to the prior year with the exception of purchasing a new trade show booth.

Accounts payable and accrued expenses decreased $35,000 to $3,508,000 as of March 31, 2001 from $3,061,000 as of December 31, 2000. The lower level of system implementations resulted in a lower level of accrued third party product costs.

Deferred revenue as of March 31, 2001 decreased by $101,000 to $5,828,000 from $5,929,000 reported as of December 31, 2000. The Company has a concentration of calendar year annual client support contracts with January 1 and July 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.

Advanced billings as of March 31, 2001 increased by $231,000 to $1,428,000 from the 2000 year end balance of $1,197,000. The increase in sales bookings for the first quarter of 2001 resulted in a higher level of client contract deposits received.

The Company's line of credit with Silicon Valley Bank was amended on March 15, 2001 and expires in March 2002. The amended line of credit is intended to provide for up to $3,000,000 of borrowings based on a maximum advanced ratio equal to 75% of qualified accounts receivable. However, the maximum credit limit is currently $1,500,000 until such time the company is in compliance with the operating budget provided to the Bank, at which time the maximum credit limit will increase in increments of $500,000 (up to a maximum of $3,000,000) but will not exceed the Company's monthly tangible net worth. Interest is to accrue at the Bank's prime rate plus (2.5%), which as of March 31, 2001 was (10.5%), and is due monthly in arrears. The required monthly tangible net worth covenant was reduced to $1,500,000. The Company's tangible net worth as of March 31, 2001 was $2,246,374. Due to the cyclical nature of the Company's operations, the Company faces the risk of non - compliance with the monthly tangible net worth requirement, which could result in the reduction or removal of the Company's available line of credit.

Management believes that existing cash and funds available under its existing line of credit, together with funds expected to be generated by operations will be sufficient to meet operating requirements. However, the Company's ability to meet its future working capital requirements is dependent on the Company's ability to continue to generate positive cash flow from operations and to have availability under its existing line of credit or to obtain suitable additional financing. The Company actively continues to review competitive alternatives for debt or equity financing.

The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases.

The Company believes that the restructuring plan adopted in April, 2001 to eliminate and reallocate resources will be accreative in future periods both in cash and operational savings. In connection with the plan, a total of thirty-six employees were terminated and the Company incurred a non-recurring charge in the amount of $465,225 related to termination and severance benefits . At April 30, 2001 $264,135 was paid and $211,091 was accrued. An additional $109,641 of the accrued expense will be paid by June 30, 2001, with the remaining severance and termination benefits of $101,450 to be paid by December 31, 2001. The Company is also seeking to sublease approximately 30,000 square feet of excess office space in Florida.

INFLATION  AND  CHANGING  PRICES
--------------------------------

The Company believes that the general state of the economy and inflationary trends have only a limited effect on its business. Historically, inflation has not had a material effect on the Company. Changing prices of computer hardware could have a material effect on the cost of the materials sold and the related selling price of software and hardware sales.

FORWARD-LOOKING  STATEMENTS
---------------------------

This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

MARKET  RISK
------------

The Company is exposed to interest rate changes primarily as a result of its variable rate line of credit used to finance the Company's short-term working capital needs and general corporate purposes. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earning and cash flows and to lower its overall borrowing costs.

The Company's market risks associated with its line of credit borrowings outstanding is that the interest rate under the line of credit agreement is based on the prime rate plus (2.5%) (10.5% as of March 31, 2001). The line of credit agreement expires on March 31, 2002. Fair value of the line of credit as of March 31, 2001 was equal to its carrying value of $-0-.

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

     None

Item  5.     Other  Information

     None

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits:
                    None

(b)     Reports  on  Form  8-K:

                    On March 2, 2001, the Company filed a form 8-K and announced receipt of a February 28, 2001 notification from NASDAQ that the Company common stock was subject to delisting for failure to comply with the minimum bid price requirement, and that the Company had filed an appeal with NASDAQ. The Company also reported the engagement of SG Cowen Securities Corporation as a strategic corporate advisor.

                    On March 5, 2001, the Company filed a form 8-K and announced signing an Amended Strategic Value Added Reseller Agreement with Sunquest Information Systems, Inc. (NASDAQ: SUNQ), resolving all previous disputes between the two Companies.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
                                        ----------------------------------------
                                        (Registrant)



Date:        May  15,  2001             /S/CHRISTOPHER  ASSIF
            ---------------             ---------------------
                                        Christopher  Assif
                                        Chief  Executive  Officer



Date:         May  15,  2001             /S/BRIAN  GRECO
             ---------------             ---------------
                                         Brian  Greco
                                         Vice  President  of  Finance  and
                                         Secretary