Form 10-Q
period 2001-08-14
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2001-08-14
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For  Quarterly  Period  Ended    June  30,  2001
                               -----------------

Commission  File  Number    0-12516
                          ---------

Dynamic  Healthcare  Technologies,  Inc.
----------------------------------------
(Exact  name  of  registrant  as  specified  in  its  charter)

Florida                            59-3389871
----------                         ----------
(State  of  Incorporation)         (IRS  E.I.N.)

615  Crescent  Executive  Court,  5th  Floor,  Lake  Mary,  FL    32751
--------------------------------------------------------------    -----
(Address  of  principal  executive  offices)                      (ZIP  Code)

(407)  333-5300
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

As of August 13, 2001, there were 6,571,640 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This  report  consists  of  twenty  three  (23)  pages.

                     PART 1.          FINANCIAL INFORMATION



Item  1.          Financial  Statements

          See  attached  statements  following  this  item  number.



                                             DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                                        BALANCE SHEETS

                                                                      DECEMBER 31, 2000       JUNE 30, 2001
                                                                      -----------------       -------------

ASSETS                                                                                         (UNAUDITED)
Current  assets:
  Cash and cash equivalents                                                 $ 3,197,743        $   893,094
  Accounts receivable, net                                                    5,309,700          3,767,561
  Unbilled receivables                                                        3,633,931          4,751,559
  Contracts receivable - current                                                329,255            286,795
  Other current assets                                                          848,652            724,974
                                                                                -------            -------
    Total current assets                                                     13,319,281         10,423,983

Property and equipment, net                                                   3,507,870          3,149,277
Capitalized software development costs, net                                   4,093,560          3,509,540
Goodwill, net                                                                   847,934            644,159
Contracts receivable - non-current                                              713,052            597,763
Other assets                                                                     22,872             17,479
                                                                                 ------             ------
                                                                            $22,504,569        $18,342,201
                                                                            ===========        ===========
LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current  Liabilities:
  Accounts payable and accrued expenses                                     $ 3,061,461        $ 2,733,558
  Deferred revenue                                                            5,929,122          5,992,778
  Advance billings                                                            1,197,266          1,993,429
  Line of credit                                                              2,875,000                  -
  Deferred lease incentives - current                                           190,230            190,230
  Other                                                                         380,335            306,483
                                                                                -------            -------
    Total current liabilities                                                13,633,414         11,216,478
 Deferred lease incentives - non-current                                        602,403            507,288
 Other non-current liabilities                                                  639,740            504,983
                                                                                -------            -------
  Total liabilities                                                          14,875,557         12,228,749
                                                                             ----------         ----------

Shareholders'  equity:
  Series  C  redeemable  convertible  preferred  stock  ($.01  par  value;
  Issued  and  outstanding  333,334  shares  with  an  aggregate liquidation  preference  of  $2,000,000,  as  of  December  31,  2000
  and June 30, 2001; $.16 per share annual dividend).                         1,811,327            1,811,327
Common  stock  ($.01  par  value;  authorized  40,000,000  shares;  issued and  outstanding  6,449,388  shares  as  of  December  31,  2000  and
               6,476,047 shares as of June 30, 2001).                            64,494               64,761
  Warrants                                                                        3,000                3,000
  Additional paid-in capital                                                 45,830,110           45,789,990
  Deficit                                                                  (39,837,199)         (41,312,906)
                                                                           ------------         ------------
    Subtotal                                                                  7,871,732            6,356,172
  Less: note receivable from officer                                          (242,720)            (242,720)
                                                                             ---------            ---------
Total shareholders' equity                                                    7,629,012            6,113,452
                                                                              ---------            ---------
                                                                           $ 22,504,569          $18,342,201
                                                                           ============          ===========

See  notes  to  financial  statements.


                                                DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                  JUNE 30,                   JUNE 30,
                                                                                 2000         2001          2000          2001
                                                                           -----------  -----------  ------------  ------------
Operating revenues:
      Computer system equipment sales and support                          $  155,510   $  207,877   $   573,506   $   536,309
      Application software licenses                                         1,996,275    1,748,330     3,505,958     3,247,507
      Software support                                                      2,925,892    2,877,177     5,826,009     5,779,509
      Services and other                                                    1,388,350    1,510,806     3,142,631     2,989,021
                                                                           -----------  -----------  ------------  ------------
            Total operating revenues                                        6,466,027    6,344,190    13,048,104    12,552,346
                                                                           -----------  -----------  ------------  ------------
Costs and expenses:
      Cost of products sold                                                   456,776      484,443       983,065     1,025,445
      Software amortization                                                   569,462      328,960     1,149,483       639,893
      Client services expense                                               2,560,281    2,224,993     5,146,707     4,723,449
      Software development costs                                            1,123,561    1,109,613     2,350,572     2,168,427
      Sales and marketing                                                   1,141,630    1,249,830     2,227,456     2,686,779
      General and administrative                                            1,046,330    1,105,460     1,957,713     2,255,074
      Realignment costs                                                             -      465,204             -       465,204
                                                                           -----------  -----------  ------------  ------------
            Total costs and expenses                                        6,898,040    6,968,503    13,814,996    13,964,271
                                                                           -----------  -----------  ------------  ------------
Operating loss                                                               (432,013)    (624,313)     (766,892)   (1,411,925)
                                                                           -----------  -----------  ------------  ------------
Other income (expense):
      Interest expense and financing costs                                    (44,778)     (58,467)      (85,588)     (128,202)
      Gain (loss) on disposal of property                                     (30,493)          --       (30,603)            -
      Interest income                                                          27,979       16,259        54,239        64,420
                                                                           -----------  -----------  ------------  ------------
            Total other income (expense)                                      (47,292)     (42,208)      (61,952)      (63,782)
                                                                           -----------  -----------  ------------  ------------
Net loss                                                                   $ (479,305)  $ (666,521)  $  (828,844)  $(1,475,707)
                                                                           ===========  ===========  ============  ============

Net loss available for common shareholders                                 $ (519,305)  $ (706,521)  $  (908,844)  $(1,555,707)
                                                                           ===========  ===========  ============  ============

Loss per common share
      Basic and diluted                                                    $    (0.08)  $    (0.11)  $     (0.14)  $     (0.24)
                                                                           ===========  ===========  ============  ============

Weighted average number of common shares outstanding - basic and diluted
                                                                            6,304,521    6,476,047     6,295,487     6,475,301
                                                                           ===========  ===========  ============  ============







                                                     DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                                           STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                             2000                   2001
                                                                                    ----------------       --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
Net loss                                                                                $  (828,844)       $  (1,475,707)
Adjustments  to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                            1,921,611            1,335,190
  Loss on disposal of property and equipment                                                  30,603                   --
  Employer 401(k) contributions not requiring cash                                           173,635               18,849
  Provision for doubtful accounts receivable                                                 105,876              172,525
Changes  in  assets  and  liabilities:
  Accounts receivable                                                                      3,272,598            1,369,614
  Unbilled receivables                                                                   (2,201,058)          (1,117,628)
  Contracts receivable                                                                        64,354              157,749
  Other assets                                                                              (59,058)              128,069
  Accounts payable and accrued expenses                                                    (242,658)            (327,903)
  Deferred revenue                                                                         (934,960)               63,656
  Advance billings                                                                         (557,183)              796,163
                                                                                    ----------------       --------------
    Net cash provided by operating activities                                                744,916            1,120,577
                                                                                    ----------------       --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Capitalized software development costs                                                 (1,110,723)             (55,873)
  Purchases of property and equipment                                                      (169,254)            (272,378)
                                                                                    ----------------       --------------
    Net cash used in investing activities                                                (1,279,977)            (328,251)
                                                                                    ----------------       --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Borrowings/ (repayments) under line of credit, net                                       1,000,000          (2,875,000)
  (Repayments) under notes payable                                                          (40,105)             (36,572)
  Proceeds from issuance of common stock                                                      53,259               21,297
  Payment of preferred stock dividends                                                      (80,000)             (80,000)
  (Repayments) under capital lease obligations                                              (81,747)            (126,700)
                                                                                    ----------------       --------------
    Net cash provided by (used in) financing activities                                      851,407          (3,096,975)
                                                                                    ----------------       --------------
Net increase (decrease) in cash and cash equivalents                                         316,346          (2,304,649)
Cash and cash equivalents, beginning of period                                             1,818,209            3,197,743
                                                                                    ----------------       --------------
Cash and cash equivalents, end of period                                                 $ 2,134,555          $   893,094
                                                                                    ================       ==============
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW
INFORMATION:
    Interest paid                                                                        $    55,999          $    75,702
                                                                                    ================       ==============

See  notes  to  financial  statements.

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
         THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)


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

(B)     NOTE  RECEIVABLE  -  OFFICER:

On August 8, 2000, Mr. Christopher Assif, the Company's then President of Internet Solutions Products for Dynamic, exercised employment options to acquire 49,334 common shares for $4.92 per share; on a reverse split adjusted basis, through the issuance of a promissory note in the amount of $242,720 payable to the Company on or before August 8, 2003. Interest on the recourse note is payable annually in arrears and accrues at the rate of nine percent (9.0%) per annum.

On June 15, 2001, the Company amended the employment agreement with Mr. Assif, now the Company's CEO and a member of its board of directors. As part of his revised employment agreement, Mr. Assif voluntarily reduced his base salary and management incentive compensation bonus by $150,000 annually. As part of the consideration for this reduction, the Company amended and restated the promissory note. The promissory note was amended to convert it from a recourse to non-recourse note and reduce the rate of interest to six percent (6.0%) per annum. This note may be prepaid in whole or in part at any time without penalty or premium.

As a result of the changes to the terms of the note receivable from a recourse to a non-recourse note, the underlying options are required to be treated as variable beginning June 15, 2001, in accordance with Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. Accordingly, any differences between the exercise price of the options and market price of the Company's common stock is recorded as compensation expense at each reporting period. There has been no compensation expense recorded to date for these options as the exercise price has been above the market price.

(C)     LINE  OF  CREDIT:

As of June 30, 2001, the Company had paid off borrowings against its Line of Credit Agreement with Silicon Valley Bank, and borrowings available under the Line of Credit were $1,500,000. Interest is to accrue at the Bank's prime rate plus 2.5% which as of June 30, 2001 was 9.25%. Future borrowing capacity is contingent upon maintaining a monthly tangible net worth of $1,500,000. The Company's tangible net worth as of June 30, 2001 was $1,959,753.

On July 25, 2001, the Company renegotiated a new Line of Credit Agreement with Silicon Valley Bank, which expires on July 24, 2002. The new line of credit is intended to provide for up to $2,500,000 of borrowings based on a maximum advanced ratio equal to 80% of qualified accounts receivable with a requirement to maintain a defined Quick Asset Ratio of 1.00 to 1.00. The tangible net worth requirement was eliminated. Interest is to accrue at a minimum finance rate of $7,000 a month or the Bank's prime rate plus 3.0%, which as of July 31, 2001 was 9.75%, and is due monthly in arrears.

(D)     LOSS  PER  SHARE:

Loss per share is computed on the basis of the weighted average shares outstanding. Diluted loss per share is computed on the basis of the weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options, warrants and conversion of the Series C preferred stock. Diluted loss per share for the six months ended June 30, 2001 and 2000 does not include potential common shares, as their effect would be anti-dilutive. Potential common shares excluded from weighted average shares due to their anti-dilutive effect include:




                                                  Six months ended  June 30
                                            2000                                  2001
                                       ---------                             ---------
     Incentive Stock Options             398,042                               696,018
     Director and Management Options      83,167                                91,667
     Warrants                            195,000                               178,334
     Employment Options                  198,834                               182,167
     Reserved for Series C Conversion    333,334                               333,334
                                       ---------                             ---------
                                       1,208,377                             1,481,520
                                       =========                             =========

(E)     REALIGNMENT  COSTS:

During the second quarter 2001, the Company adopted a formal plan to reallocate and eliminate selected mid-level management and duplicate staff positions in the Company. In connection with the plan, a total of thirty-six employees were terminated and the Company incurred a non-recurring charge in the amount of $465,204 related to termination and severance benefits. At June 30, 2001, $363,754 was paid and $101,450 of the remaining accrued severance and termination benefits will be paid by December 31, 2001. Termination benefits as of and for the three months ended June 30, 2001 are summarized as follows:





                      NO. OF      SEVERANCE BENEFITS PAID   SEVERANCE BENEFITS   TOTAL SEVERANCE
                      TERMINATED                            ACCRUED              AND TERMINATION
DEPARTMENT            EMPLOYEES                                                  BENEFITS
--------------------  ----------                                                 ----------------
Client Services               18  $                132,219  $                 -  $        132,219
Software Development           7                    41,035                    -            41,035
Sales and Marketing            5                    38,036                    -            38,036
General and Admin.             6                   152,464              101,450           253,914
                      ----------  ------------------------  -------------------  ----------------
                              36  $                363,754  $           101,450  $        465,204
                      ==========  ========================  ===================  ================

(F)     REVERSE STOCK SPLIT:

On June 28, 2001, the Company completed a one for three reverse stock split with respect to its common stock. All common share information, included in the accompanying financial statements, has been retroactively adjusted to give effect to the reverse stock split.

(G)     RECENT  ACCOUNTING  PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 41 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30,2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for, purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill and reassess the useful lives of other existing recognized intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $644,159. Amortization expense during the six-month period ended June 30, 2001 was $204,777. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

The following table sets forth, for the three-month and six-month periods ended June 2000 and 2001, certain items in the Company's statements of operations as a percentage of total operating revenues:


                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         2000     2001          2000     2001
                                                      -------  -------       -------  -------
Operating revenues:
   Computer system equipment sales and support          2.4 %    3.3 %         4.4 %    4.3 %
   Application software licenses                       30.9 %   27.6 %        26.9 %   25.9 %
   Software support                                    45.2 %   45.3 %        44.6 %   46.0 %
   Services and other                                  21.5 %   23.8 %        24.1 %   23.8 %
                                                      -------  -------       -------  -------
      Total revenues                                  100.0 %  100.0 %       100.0 %  100.0 %
                                                      -------  -------       -------  -------
Operating expenses:
   Cost of products sold                                7.0 %    7.6 %         7.5 %    8.2 %
   Software amortization                                8.8 %    5.2 %         8.8 %    5.1 %
   Client services expense                             39.6 %   35.1 %        39.4 %   37.6 %
   Software development costs                          17.4 %   17.5 %        18.0 %   17.3 %
   Sales and marketing                                 17.7 %   19.7 %        17.1 %   21.4 %
   General and administrative                          16.2 %   17.4 %        15.0 %   17.9 %
   Realignment costs                                      - %    7.3 %           - %    3.7 %
                                                      -------  -------       -------  -------
      Total operating expenses                        106.7 %  109.8 %       105.8 %  111.2 %
                                                      -------  -------       -------  -------

Operating (loss)                                       (6.7)%   (9.8)%        (5.8)%  (11.2)%
Other (expense)                                        (0.7)%   (0.7)%        (0.5)%   (0.5)%
                                                      -------  -------       -------  -------

Net (loss)                                             (7.4)%  (10.5)%        (6.3)%  (11.7)%
                                                      =======  =======       =======  =======

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company at December 31, 2000 and June 30, 2001, and the results of operations for the three and six months ended June 30, 2000 and 2001. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. Accordingly, this section should be read in conjunction with the financial statements and the related notes contained herein.

RESULTS  OF  OPERATIONS

(THREE  MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000)

Revenues. During the quarter ended June 30, 2001 the Company's revenues were $6,344,000 a decrease of $122,000 from revenues for the same period of 2000. Revenues from new system implementations declined slightly principally due to a general market slowdown caused by reduced capital procurement by healthcare providers. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $73,000, reflecting the decrease in new system implementations, while software support revenues decreased by $49,000.

Computer system equipment sales and support revenues increased by $52,000 to 3.3% of total revenues for the second quarter of 2001, compared to 2.4% for the second quarter of 2000. Management attributes the increase directly to client add-on sales during the quarter requiring hardware.

Application software license revenue during the second quarter of 2001, decreased by $248,000 over the same period one year ago, from $1,996,000 to $1,748,000, and service and other revenues increased by $123,000 to $1,511,000 from $1,388,000. The decrease in software license revenue and the increase in service and other revenue principally resulted from the focus on implementation of contract work in progress.

Software support revenues decreased by $49,000 to $2,877,000 for the second quarter of 2001, compared to $2,926,000 for the same period one year ago. As of June 30, 2001, the recurring annualized billable support base was $12.4 million. An additional $1.2 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the second quarter of 2001 increased to 7.6% from 7.0% for the same period in 2000. Hardware revenues during the second quarter of 2001 similarly increased to 3.3% from 2.4% of total revenues for the second quarter 2000, directly increasing third party hardware and support cost as a percent of revenue for the Company's product lines.

Software Amortization. Software amortization decreased during the second quarter of 2001 to $329,000 from $569,000 amortized during the second quarter of 2000. During October 2000 the Company discontinued marketing of several products for strategic reasons and wrote-off the related capitalized software development costs. As a result of the product restructuring, overall recurring amortization for software was reduced.

Client Services Expense. Client services expense for the six months ended June 30, 2001 decreased $424,000 to $4,723,000 from $5,147,000 for the six months ended June 30, 2000, decreasing as a percentage of sales from 39.5% to 37.6%. The Company previously reported a decrease in duplicative staffing and a reallocation of various resources in connection with the realignment plan completed in 2001. Product installation, delivery and support services were standardized along all product lines as the Company focuses on revenue generating functions.

Software Development Costs. Software development expense reported for the second quarter of 2001 decreased by $14,000 to $1,110,000 compared to $1,124,000 reported for the second quarter of 2000. This decrease reflects $372,000 in reduced and reallocated resources to various departments as a result of the realignment discussed below and other departmental decrease in costs of $222,000. These decreases were offset by a $580,000 reduction in capitalized software development costs. Although development efforts continue as part of the Company's overall strategy, the focus has been less on enhancements to existing product lines and more towards completion of the Company's e-Business initiatives. Costs incurred in connection with the Company's e-Business initiatives were not capitalized since the development of the products have not yet reached technological feasibility.

Sales and Marketing. Sales and marketing costs for the second quarter of 2001 as a percentage of total revenues, increased to 19.7% from 17.7% for the same period of 2000. This represents an increase of $108,000 from $1,142,000 to $1,250,000 in sales and marketing expenses. This increase includes a $156,000 increase in sales commissions as a result of an increase in the relative sales bookings offset by a $48,000 decrease primarily due to the annual Health
Information Management Systems Society Show (HIMSS) convened in February 2001 rather than April as it occurred in 2000.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2001 increased by $59,000. This increased expense includes a $70,000 decrease in direct salaries and wages as a result of the reduction in administrative personnel and management positions, offset by an increase of $129,000, associated with travel and entertainment, legal, supplies and other business activities relating to the Company's qualification period with NASDAQ.

Realignment Cost. During the second quarter 2001, the Company adopted a formal plan to reallocate and eliminate selected mid-level management and duplicate staff positions in the Company. In connection with the plan, a total of thirty-six employees were terminated and the Company incurred a non-recurring charge in the amount of $465,204 related to termination and severance benefits. At June 30, 2001, $363,754 was paid and $101,450 of the remaining accrued severance and termination benefits will be paid by December 31, 2001.

Other Income (Expense). The Company incurred $42,000 of net other expense for the second quarter of 2001 compared to $47,000 of net other expense reported for the second quarter of 2000. Net interest expense increased by $13,000 principally due to the write off of loan amortization costs associated with the line of credit during the second quarter of 2001 as compared to second quarter 2000.

(SIX  MONTHS  ENDED  JUNE  30,  2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000)

Revenues. During the six months ended June 30, 2001 the Company reported revenues of $12,552,000 a decrease of $496,000 or 3.8% from revenues of $13,048,000 for the same period in 2000. Revenues from new system implementations declined slightly principally due to a general market slowdown caused by reduced capital procurement by healthcare providers. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $449,000, reflecting this decrease in new system implementations, while software support revenues decreased modestly by $47,000.

Computer system equipment sales and support revenues decreased by $37,000 to 4.3% of total revenues for the six month period ended 2001, compared to 4.4% for the six months ended 2000. Management attributes the slight decrease to the clients' procurement of needed hardware directly from the manufacturer.

Application software license revenue during the six months ended June 30, 2001 decreased by $259,000 over the same period one year ago, from $3,506,000 to $3,247,000, and similarly service and other revenues decreased by $154,000 to $2,989,000 from $3,143,000. These decreases principally result from the decreased implementation of new systems.

Software support revenues modestly decreased by $46,000 to $5,780,000 for the six months ended June 30, 2001, compared to $5,826,000 for the same period one year ago. During 2000 the Company discontinued support for customers operating our offering of MUMPS radiology products, this decrease is due primarily to customers not converting to our client server offering. Management expects support revenues to continue to grow with the implementation of new systems. As of June 30, 2001, the recurring annualized billable support base was $12.4 million, and an additional $1.2 million of annualized software support revenue is anticipated to be generated from delivery of the Company's existing new systems backlog.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the six months ended June 30, 2001 increased to 8.2% from 7.5% for the same period in 2000. Hardware and application software license revenues during the first six months of 2001 similarly decreased to 30.2% from 31.3% of total revenues for the first six months of 2000, due to the decrease in new system implementations.

Client Services Expense. Client services expense for the six months ended June 30, 2001 decreased $424,000 to $4,723,000 from $5,147,000 for the six months ended June 30, 2000, decreasing as a percentage of sales from 39.5% to 37.6%. The Company previously reported a decrease in duplicative staffing and a reallocation of various resources in connection with the realignment plan completed in 2001. Product installation, delivery and support services were standardized along all product lines as the Company focuses on revenue generating functions.

Software Development Costs. Software development costs for the six months ended June 30, 2001 decreased to 17.4% of total operating revenues from 18.0% incurred during the six months ended June 30, 2000. The $183,000 decrease in software development expense reported for the six months ended June 30, 2001 of $2,168,000, compared to $2,351,000 reported for the six months ended June 30, 2000, reflects a $1,054,000 reduction in capitalized software development costs offset by other reductions in total software departmental costs of $871,000 through the reduction and reallocation of personell to various departments. Although development efforts continue as part of the Company's overall strategy, the focus has been less on enhancements to existing product lines and more towards completion of the Company's e-Business initiatives. Cost incurred in connection with the Company's e-Business initiatives were not capitalized since the development of the products have not yet reached technological feasibility.

Sales and Marketing. Sales and marketing costs for the six months ended June 30, 2001 as a percentage of total revenues, increased to 21.4% from 17.1% for the same period of 2000. This increase of $460,000 from $2,227,000 to $2,687,000 in sales and marketing expenses results principally from the increase of $317,000 in sales commissions paid as a result of an increase in the relative sales bookings. The remaining $143,000 increase is primarily due to increased marketing activity to promote the Company's new CoMeD product and market awareness of existing products.

General and Administrative. General and Administrative expenses for the six months ended June 30, 2001 increased $297,000 to $2,255,000 from $1,958,000 for the six months ended June 30, 2000. The increase in expense are associated with direct increases in travel and entertainment, bad debt, legal, supplies, and the Company's business activities specifically relating to compliance with NASDAQ.

Realignment Cost. During the second quarter 2001, the Company adopted a formal plan to reallocate and eliminate selected mid-level management and duplicate staff positions in the Company. In connection with the plan, a total of thirty-six employees were terminated and the Company incurred a non-recurring charge in the amount of $465,204 related to termination and severance benefits. At June 30, 2001, $363,754 was paid and $101,450 of the remaining accrued severance and termination benefits will be paid by December 31, 2001.

Other Income (expense). The Company incurred $64,000 of net other expense for the six months ended June 30, 2001 compared to $62,000 of net other expense reported for the six months ended June 30, 2000. The net increase of $2,000 in other expense is principally due to the $32,000 increase in other income and expense and a reduction of $30,000 for loss on disposal of fixed assets that occurred during the six months ended June 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of June 30, 2001 the Company had cash and cash equivalents of $893,094, availability under the line of credit of $1,500,000, and a working capital deficit of $792,000. In addition, the Company has experienced positive cash flow from operations for eleven consecutive quarters.

Accounts receivable as of June 30, 2001 decreased by $1,542,000 from the balance on December 31, 2000, principally as a result of the increased collection activities for support renewals and decreases in new system installations. Unbilled receivables increased by $1,118,000 due principally to the timing of billable milestones on implementations and the increase of contract work in progress.

During the first half of fiscal year 2001 the Company capitalized $56,000 of software development costs and purchased $272,000 of additional property and equipment. Development efforts capitalized during the first half of 2001 included enhancements to the Company's existing product line and the advancement of workflow integration with our CoPathPlus system. Property purchases were made primarily for office equipment at levels similar to the prior year with the exception of purchasing a new trade show booth.

Accounts payable and accrued expenses decreased $328,000 to $2,734,000 as of June 30, 2001 from $3,061,000 as of December 31, 2000. The lower level of system implementations resulted in a lower level of accrued third party product costs.

Deferred revenue as of June 30, 2001 increased by $64,000 to $5,993,000 from $5,929,000 reported as of December 31, 2000. The Company has a concentration of calendar year annual client support contracts with January 1 and July 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.

Advanced billings as of June 30, 2001 increased by $796,000 to $1,993,000 from the 2000 year end balance of $1,197,000. The increase in sales bookings for the first quarter of 2001 resulted in a higher level of client contract deposits received.

The  Company's  line of credit with Silicon Valley Bank was renegotiated on July
25, 2001 and expires in July 24, 2002. The new line of credit is intended to provide for up to $2,500,000 of borrowings based on a maximum advanced ratio equal to 80% of qualified accounts receivable. Borrowings as of August 13, 2001 were $0. Future borrowing capacity is contingent on the Company's compliance with a minimum quick asset ratio (as defined) of 1.00 to 1.00. Due to the cyclical nature of the Company's operations, the Company faces the risk of non-compliance with the quick asset ratio requirement, which could result in the reduction or removal of the Company's available line of credit.

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

The Company believes that the realignment plan adopted in April 2001 to eliminate and reallocate resources will be accretive in future periods both in cash and operational savings. In connection with the plan, a total of thirty-six employees were terminated and the Company incurred a non-recurring charge in the amount of $465,204 related to termination and severance benefits. At June 30, 2001 $363,751 was paid and $101,450 of the remaining accrued severance and termination benefits will be paid by December 31, 2001.The Company is also seeking to sublease approximately 30,000 square feet of excess office space in Florida.

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

The Company's market risks associated with its line of credit borrowings outstanding is that the interest rate under the line of credit agreement is based on the prime rate plus (3.0%) (9.75% as of June 30, 2001). The line of credit agreement expires on July 14, 2002. Fair value of the line of credit as of June 30, 2001 was equal to its carrying value of $-0-.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 41 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30,2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill and reassess the useful lives of other existing recognized intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $644,159. Amortization expense during the six-month period ended June 30, 2001 was $204,777. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                       PART II.          OTHER INFORMATION


Item  1.     Legal  Proceedings

     None

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

None

Item  3.     Defaults  Upon  Senior  Securities

     None

Item  4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders

     The Company's Annual Meeting of Shareholders was held on June 7, 2001, in lake Mary, Florida. Seven directors were elected to the Company's Board. A listing of those directors follows:




                                          NUMBER OF VOTES RECEIVED
                                   -------------------------------------

NAME AND PRINCIPAL OCCUPATION             FOR      AGAINST/WITHHELD  ABSTENTIONS  BROKER NON-VOTES
-------------------------------------  ----------  ----------------  -----------  ----------------
Jerry L. Carson                        15,350,445         2,775,511            0                 0
Executive Vice President, CFO
Evans Enterprises

Mitchel J. Laskey                      15,615,330         2,510,626            0                 0
Director
Dynamic Healthcare Technologies, Inc.

Thomas J. Martinson                    16,972,897         1,153,059            0                 0
President
Martinson & Company, Ltd.

Bret Maxwell                           16,577,641         1,548,315            0                 0
Vice Chairman
First Analysis Corporation

Daniel Raynor                          16,575,528         1,550,428            0                 0
Managing Partner
The Argentum Group

Charles Cooper                         17,640,918           485,038            0                 0
President
Plangent Systems Corporation

Christopher Assif                      15,337,369         2,788,587            0                 0
Chief Executive Officer
Dynamic Healthcare Technologies, Inc.

     A proposal to ratify the appointment of BDO Seidman, LLP, as the Company's independent certified public accounts for the fiscal year ending December 31, 2001 passed by a vote of 17,906,658 to 96,191 with 123,107 votes abstaining.

     A proposal to adopt and approve a capital restructuring proposal whereby, at the discretion of the Board of Directors, the Articles of Incorporation will be amended to effect a reverse stock split at a ratio not to exceed one-for-three, while maintaining the number of authorized shares, and the par value per share, of the common stock of the Company (the "Recapitalization
Plan")  passed  by  a  vote  of 13,162,513 to 4,845,491 with 117,952 abstaining.

     A proposal to increase the authorized common shares available to fulfill the employer matching contribution to the employee 401K plan by 500,000 shares passed by a vote of 16,344,811 to 1,549,341 with 231,804 votes abstaining.


Item  5.     Other  Information

     None

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

     Exhibit 1: Articles of Amendment to the Articles of Incorporation with respect to the revisions to
               Series  C  Preferred  Stock.

     Exhibit 2: Articles of Amendment to the Articles of Incorporation with respect to the reverse stock split.

(b)     Reports  on  Form  8-K:

                    On May 2, 2001, the Company filed a form 8-K and announced it's earnings for the first quarter ended March 31, 2001. The press release also reports that Paul S. Glover stepped down from his position as Vice President of Finance and that Brian Greco was appointed to fill the vacancy created thereby. In addition, the press release provides information regarding the Company's meeting with analysts.

                    On June 15, 2001, the Company filed a form 8-K and announced a one-for-three reverse stock split effective at the close of business on June 28, 2001. The common stock is expected to begin trading on a post-split basis on June 29, 2001. Pursuant to the provisions of the Articles of Amendment approved by the Company's shareholders at the 2001 Annual Shareholder's Meeting, the Company's authorized capital stock following the reverse stock split shall continue to consist of 40 million shares of common stock and 10 million shares of preferred stock.

                    On June 28, 2001, the Company filed a form 8-K and announced revenue and earnings guidance for the balance of fiscal year 2001 and fiscal year 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                        DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
                                        ----------------------------------------
                                        (Registrant)





Date:        August  14,  2001          /S/CHRISTOPHER  ASSIF
            ------------------          ---------------------
                                        Christopher  Assif
                                        Chief  Executive  Officer



Date:         August  14,  2001         /S/BRIAN  GRECO
             ------------------         ---------------
                                        Brian  Greco
                                        Vice  President  of  Finance  and
                                        Secretary

                                    FORM 10-Q
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                INDEX TO EXHIBITS

Description  of  Exhibit                                            Page  Number
------------------------                                            ------------

Exhibit  1:  Articles of Amendment to the Articles of Incorporation           20
             With respect to the revisions to Series C Preferred Stock

Exhibit  2:  Articles of Amendment to the Articles of Incorporation           22
             With  respect  to  the  reverse  stock  split

                                    FORM 10-Q
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                    EXHIBIT 1

                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.

                   Pursuant to Sections 607.1003 and 607.1006
                     of the Florida Business Corporation Act



     Pursuant to the provisions of Sections 607.1003 and 607.1006 of the Florida Business Corporation Act, Dynamic Healthcare Technologies, Inc., a Florida corporation (the "Corporation"), adopts the following Articles of Amendment to its Articles of Incorporation ("Articles of Amendment"):

                                    ARTICLE I
                                      NAME
                                      ----
     The  name  of  the  corporation  is  Dynamic  Healthcare Technologies, Inc.

                                   ARTICLE II
                                    AMENDMENT
                                    ---------
     The following Section 2(d) shall be added to Section 2 of Article VI of the Corporation's Articles of Incorporation immediately following Section 2(c) of
Article  VI:

     " (d) In the event of the conversion of the Series C Preferred Stock in accordance with Section 6 hereof or upon the occurrence of a Change of Control (as defined below), each share of Series C Preferred Stock shall entitle the holder thereof the right to receive an amount equal to the greater of: (i) $0.125, or (ii) an accumulated contingent dividend of $0.08 per annum per share, as calculated on each share of Series C Preferred Stock from January 1, 2001 through the date of such event.

     A "Change of Control" for purposes of this Section 2(d) shall mean the occurrence of any of the following events:

     (1) Thirty percent (30%) or more of the Corporation's voting stock shall be acquired by any person, entity or affiliated group;

     (2) Any merger, consolidation or business combination pursuant to which Corporation is not the surviving corporation or thirty percent (30%) or more of the Corporation's voting stock shall be owned or controlled by any person, entity or affiliated group;

     (3)  A  liquidation  or  dissolution  of  the  Corporation;  or

     (4)  The  sale  of  all  or substantially all of the Corporation's assets."

     Section 6(c)(ii) of Article VI of the Corporation's Articles of Incorporation is hereby deleted in its entirety and is hereby amended to read as follows:

          "(ii) "Additional Stock" as used herein shall mean any shares of Common Stock issued (or deemed to have been issued) or rights, warrants, options or other exchangeable securities convertible into Common Stock (including shares of Common Stock held in the Corporation's Treasury) by the Corporation after July 29, 1998; but shall not include securities of the Corporation issuable pursuant to any Corporation employee benefit plan or employment contract to which the Corporation is a party, or any shares of Common Stock issued or issuable as a result of the exercise or conversion of rights, warrants, options, or other exchangeable securities convertible into Common Stock that were outstanding as of July 29, 1998. "

                                   ARTICLE III
                                DATE OF ADOPTION
                                ----------------
     The  Articles  of  Amendment  were  adopted on the 30th day of March, 2001.

                                   ARTICLE IV
                               MANNER OF ADOPTION
                               ------------------
     The Board of Directors of the Corporation reviewed, considered, and pursuant to unanimous action by written consent in accordance with Section
607.0821 of the Florida Business Corporation Act duly adopted the Articles of Amendment, effective March 30, 2001, and declared the Articles of Amendment to be advisable and presented the same to the holders of all of the Corporation's outstanding Series C 8% Redeemable Convertible Preferred Stock ("Preferred Stock") for approval. Thereafter, the holders of all of the Corporation's outstanding Preferred Stock duly approved the Articles of Amendment on March 30, 2001 by written consent in accordance with Section 607.0704. The holders of all of the Corporation's outstanding Preferred Stock were the only holders of the Corporation's capital stock entitled to vote on the Articles of Amendment and the vote cast in favor of the Articles of Amendment by such shareholders was sufficient for approval of the Articles of Amendment. Accordingly, the Articles of Amendment has been authorized by all appropriate action under the Florida Statutes.

     IN WITNESS WHEREOF, Dynamic Healthcare Technologies, Inc. has caused these Articles of Amendment to be signed by Cris Assif, its President and Chief Executive Officer, on this 30th day of March, 2001.

                                DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.

                                        By:    /s/  Christopher  Assif
                                               -----------------------
                                               Cris  Assif,  President  and  CEO

                                    FORM 10-Q
                      DYMANIC HEALTHCARE TECHNOLOGIES, INC.
                                    EXHIBIT 2

                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.


                   Pursuant to Sections 607.1003 and 607.1006
                     of the Florida Business Corporation Act



     Pursuant to the provisions of Sections 607.1003 and 607.1006 of the Florida Business Corporation Act, Dynamic Healthcare Technologies, Inc., a Florida corporation (the "Corporation"), adopts the following Articles of Amendment to its Articles of Incorporation:


                                    ARTICLE I
                                      NAME
                                      ----

     The  name  of  the  Corporation  is  Dynamic  Healthcare Technologies, Inc.


                                   ARTICLE II
                                    AMENDMENT
                                    ---------

     The first paragraph of Article VI of the Articles of Incorporation shall be deleted in its entirety and shall be replaced with the following:

          "The Corporation is authorized to issue Forty Million (40,000,000) shares of Common Stock at $.01 par value per share. The Corporation is authorized to issue Ten Million (10,000,000) shares of Preferred Stock, at $.01 par value per share, in such series and variations in the relative rights and preferences, including voting rights, if any, between such series as the Board of Directors shall determine. Upon filing of these Articles of Amendment each three shares of Common Stock, $.01 par value per share, of the Corporation then issued and outstanding or held in the treasury of the Corporation automatically shall be combined into one (1) share of Common Stock of the Corporation. There shall be no fractional shares issued. Fractional shares shall be rounded to the next whole share."


                                   ARTICLE III
                                DATE OF ADOPTION
                                ----------------

     The  amendment  was  adopted  on  the  7th  day  of  June,  2001.

                                   ARTICLE IV
                               MANNER OF ADOPTION
                               ------------------


     The Board of Directors of the Corporation reviewed, considered, and at a meeting duly called and held on May 11, 2001, the Board of Directors unanimously duly adopted the foregoing amendment ("Recapitalization Amendment"), and declared the Recapitalization Amendment to be advisable and recommended and presented the same to the Corporation's stockholders for approval. On June 7, 2001, at a duly called meeting of the Board of Directors at which a quorum was present, the Board of Directors voted to effect the Recapitalization Amendment, subject to receipt of requisite shareholder approval thereof. Thereafter, at the annual stockholders meeting the Corporation's stockholders duly approved the Recapitalization Amendment on June 7, 2001. The number of votes cast in favor of the Recapitalization Amendment by the stockholders of the Corporation was sufficient for approval of the Recapitalization Amendment. Accordingly, the Recapitalization Amendment has been authorized by all appropriate action under the Florida Statutes.

                                    ARTICLE V
                                 EFFECTIVE TIME
                                 --------------

     These Articles of Amendment shall become effective on June 28, 2001, at 5:01 p.m. Eastern Standard Time.

     IN WITNESS WHEREOF, Dynamic Healthcare Technologies, Inc. has caused this Recapitalization Amendment to its Articles of Incorporation to be signed by Christopher Assif, its Chief Executive Officer, on this 13 day of June, 2001.


                         DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.


                         By:     /s/Christopher  Assif
                                 ---------------------
                                 Christopher  Assif,  Chief  Executive  Officer