Form 10-Q
period 2001-10-14
DYNAMIC HEALTHCARE TECHNOLOGIES INC
filed 2001-11-14
CIK 720481

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For  Quarterly  Period  Ended    September  30,  2001
                               ----------------------

Commission  File  Number    0-12516
                          ---------

Dynamic  Healthcare  Technologies,  Inc.
----------------------------------------
(Exact  name  of  registrant  as  specified  in  its  charter)


Florida                                     59-3389871
-------------------------------------------------------
(State  of  Incorporation)                  (IRS  E.I.N.)


615  Crescent  Executive  Court,  5th  Floor,  Lake  Mary,  FL   32746
----------------------------------------------------------------------
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

As of November 13, 2001, there were 6,599,859 shares outstanding, par value $.01 per share, of the issuer's only class of common stock.

This  report  consists  of  sixteen  (16)  pages.

                     PART 1.          FINANCIAL INFORMATION



Item  1.          Financial  Statements

          See  attached  statements  following  this  item  number.

                                        DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                                  BALANCE SHEETS

                                                                       DECEMBER 31, 2000    SEPTEMBER 30, 2001
                                                                       -------------------  --------------------
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (UNAUDITED)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $        3,197,743   $         2,160,503
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .           5,309,700             5,483,925
    Unbilled receivables. . . . . . . . . . . . . . . . . . . . . . .           3,633,931             3,647,571
    Contracts receivable - current. . . . . . . . . . . . . . . . . .             329,255               266,844
    Other current assets. . . . . . . . . . . . . . . . . . . . . . .             848,652               647,101
                                                                       -------------------  --------------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .          13,319,281            12,205,944

Property and equipment, net . . . . . . . . . . . . . . . . . . . . .           3,507,870             2,901,722
Capitalized software development costs, net . . . . . . . . . . . . .           4,093,560             3,218,298
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .             847,934               558,393
Contracts receivable - non-current. . . . . . . . . . . . . . . . . .             713,052               544,030
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              22,872                15,380
                                                                       -------------------  --------------------
                                                                       $       22,504,569   $        19,443,767
                                                                       ===================  ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses . . . . . . . . . . . . . .  $        3,061,461   $         3,154,278
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .           5,929,122             6,176,353
    Advance billings. . . . . . . . . . . . . . . . . . . . . . . . .           1,197,266             2,456,111
    Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . .           2,875,000                    --
    Deferred lease incentives - current . . . . . . . . . . . . . . .             190,230               190,230
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             380,335               246,717
                                                                       -------------------  --------------------
        Total current liabilities . . . . . . . . . . . . . . . . . .          13,633,414            12,223,689
Deferred lease incentives - non-current . . . . . . . . . . . . . . .             602,403               459,730
Other non-current liabilities . . . . . . . . . . . . . . . . . . . .             639,740               574,491
                                                                       -------------------  --------------------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . .          14,875,557            13,257,910
                                                                       -------------------  --------------------

Shareholders' equity:
    Series C redeemable convertible preferred stock ($.01 par value;
      Issued and outstanding 1,000,000 shares with an aggregate
      liquidation preference of $2,000,000, as of December 31, 2000
      and September  30, 2001; $.16 per share annual dividend). . . .           1,811,327             1,811,327
   Common stock ($.01 par value; authorized 40,000,000 shares; issued and outstanding 6,449,388 shares as of December 31, 2000 and
      6,586,315 shares as of September 30, 2001). . . . . . . . . . .              64,494                65,863
   Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,000                 3,000
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .          45,830,110            45,952,253
   Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (39,837,199)          (41,403,866)
                                                                       -------------------  --------------------
    Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,871,732             6,428,577
    Less note receivable from officer . . . . . . . . . . . . . . . .            (242,720)             (242,720)
                                                                       -------------------  --------------------
Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . .           7,629,012             6,185,857
                                                                       -------------------  --------------------
                                                                       $       22,504,569   $        19,443,767
                                                                       ===================  ====================



See  notes  to  financial  statements.

                                           DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                                 STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                                  2000         2001          2000          2001
                                                                           ------------  -----------  ------------  ------------
Operating revenues:
      Computer system equipment sales and support . . . . . . . . . . . .  $   306,299      212,550   $   879,805       748,859
      Application software licenses . . . . . . . . . . . . . . . . . . .    1,692,844    1,713,472     5,198,802     4,960,979
      Software support. . . . . . . . . . . . . . . . . . . . . . . . . .    2,938,022    3,134,515     8,764,031     8,914,024
      Services and other. . . . . . . . . . . . . . . . . . . . . . . . .    1,242,997    1,727,705     4,385,628     4,716,726
                                                                           ------------  -----------  ------------  ------------
            Total operating revenues. . . . . . . . . . . . . . . . . . .    6,180,162    6,788,242    19,228,266    19,340,588
                                                                           ------------  -----------  ------------  ------------
Costs and expenses:
      Cost of products sold . . . . . . . . . . . . . . . . . . . . . . .      634,679      528,144     1,617,744     1,553,589
      Software amortization . . . . . . . . . . . . . . . . . . . . . . .      348,986      304,196     1,498,469       944,089
      Client services expense . . . . . . . . . . . . . . . . . . . . . .    2,471,770    2,152,219     7,618,477     6,875,668
      Software development costs. . . . . . . . . . . . . . . . . . . . .    1,328,527    1,032,799     3,679,099     3,201,225
      Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . .    1,083,958    1,197,687     3,311,413     3,884,466
      General and administrative. . . . . . . . . . . . . . . . . . . . .    1,067,285    1,029,247     3,024,999     3,284,321
      Realignment costs . . . . . . . . . . . . . . . . . . . . . . . . .    5,725,007           --     5,725,007       465,204
      Merger costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .           --      622,444            --       622,444
                                                                           ------------  -----------  ------------  ------------
            Total costs and expenses. . . . . . . . . . . . . . . . . . .   12,660,212    6,866,736    26,475,208    20,831,006
                                                                           ------------  -----------  ------------  ------------
Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,480,050)     (78,494)   (7,246,942)   (1,490,418)
                                                                           ------------  -----------  ------------  ------------
Other income (expense):
      Interest expense and financing costs. . . . . . . . . . . . . . . .      (69,276)     (25,641)     (154,864)     (153,844)
      Gain (loss) on disposal of property and equipment . . . . . . . . .         (164)      (6,854)      (30,767)       (6,854)
      Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       46,169       20,029       100,407        84,449
                                                                           ------------  -----------  ------------  ------------
            Total other income (expense). . . . . . . . . . . . . . . . .      (23,271)     (12,466)      (85,224)      (76,249)
                                                                           ------------  -----------  ------------  ------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(6,503,321)  $  (90,960)  $(7,332,166)  $(1,566,667)
                                                                           ============  ===========  ============  ============

Net loss available for common shareholders. . . . . . . . . . . . . . . .  $(6,543,321)  $ (130,960)  $(7,452,166)  $(1,686,667)
                                                                           ============  ===========  ============  ============

Loss per common share
      Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . .  $     (1.02)  $    (0.02)  $     (1.18)  $     (0.26)
                                                                           ============  ===========  ============  ============


Weighted average number of common shares outstanding - basic and diluted.    6,385,158    6,559,931     6,325,377     6,503,511
                                                                           ============  ===========  ============  ============

See  notes  to  financial  statements.

                                         DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                                               STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2000          2001
                                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(7,332,166)   (1,566,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .    7,618,313     1,967,381
      Loss on disposal of property and equipment. . . . . . . . . . . . . . . . . .       30,767         6,854
      Employer 401(k) contributions not requiring cash. . . . . . . . . . . . . . .      258,182       206,154
      Provision for doubtful accounts receivable. . . . . . . . . . . . . . . . . .      155,876       511,611
Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,566,716      (685,836)
      Unbilled receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (810,689)      (13,640)
      Contracts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (245,607)      231,433
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (163,005)      207,540
      Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .      575,411        92,817
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (431,329)      247,231
      Advance billings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (239,444)    1,258,845
                                                                                     ------------  ------------
                  Net cash provided by operating activities . . . . . . . . . . . .      983,025     2,463,723
                                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalized software development costs. . . . . . . . . . . . . . . . . . . .   (1,622,403)      (68,828)
      Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .     (434,742)     (345,110)
      Proceeds from disposed of property and equipment. . . . . . . . . . . . . . .        1,000            --
                                                                                     ------------  ------------
                  Net cash used in investing activities . . . . . . . . . . . . . .   (2,056,145)     (413,938)
                                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings/ (repayments) under line of credit, net . . . . . . . . . . . . . .    1,250,000    (2,875,000)
      (Repayments) under notes payable. . . . . . . . . . . . . . . . . . . . . . .      (60,397)       63,051
      Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . .      154,774        37,358
      Payment of preferred stock dividends. . . . . . . . . . . . . . . . . . . . .     (120,000)     (120,000)
      (Repayments) under capital lease obligations. . . . . . . . . . . . . . . . .     (124,143)     (192,434)
                                                                                     ------------  ------------
                  Net cash provided by (used in) financing activities . . . . . . .    1,100,234    (3,087,025)
                                                                                     ------------  ------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . .       27,114    (1,037,240)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . . . .    1,818,209     3,197,743
                                                                                     ------------  ------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . .  $ 1,845,323     2,160,503
                                                                                     ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    97,885   $    92,455
                                                                                     ============  ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITY
      Computer and communications equipment acquired under capital lease obligation  $   243,687   $       -0-
                                                                                     ============  ============
      Common stock issued in exchange for note receivable from an officer . . . . .  $   242,720   $       -0-
                                                                                     ============  ============

                      DYNAMIC HEALTHCARE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)


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

(B)     NOTE  RECEIVABLE  -  OFFICER:

Mr. Christopher Assif, the Company's CEO and a member of its board of directors, has a promissory non-recourse note with the Company accruing interest at six percent (6.0%) per annum. The note is secured by common stock of the Company acquired by Mr. Assif. This note may be prepaid in whole or in part at any time without penalty or premium.

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

(C)     LINE  OF  CREDIT:

On July 25, 2001, the Company renegotiated a new Line of Credit Agreement with Silicon Valley Bank, which expires on July 24, 2002. The new line of credit will provide for up to $2,500,000 of borrowings based on a maximum advanced ratio equal to 80% of qualified accounts receivable with a requirement to maintain a defined Quick Asset Ratio of 1.00 to 1.00. Interest is to accrue at a minimum finance rate of $7,000 a month or the Bank's prime rate plus 3.0%, which as of September 30, 2001 was 9.0%, and is due monthly in arrears. The balance under the line of credit was $0 at September 30, 2001.

(D)     LOSS  PER  SHARE:

Loss per share is computed on the basis of the weighted average shares outstanding. Diluted loss per share is computed on the basis of the weighted average shares outstanding plus potential common shares which would arise from the exercise of stock options, warrants and conversion of the Series C preferred stock. Diluted loss per share for the nine months ended September 30, 2001 and 2000 does not include potential common shares, as their effect would be anti-dilutive. Potential common shares excluded from weighted average shares due to their anti-dilutive effect include:

                                     Nine months ended September 30
                                            2000       2001
     Incentive Stock Options. . . . .    465,875    694,316
                                       ---------  ---------
     Director and Management Options.     83,167     68,671
     Warrants . . . . . . . . . . . .    178,333    178,333
     Employment Options . . . . . . .    182,167    178,171
     Reserved for Series C Conversion    333,333    333,333
                                       ---------  ---------

                                       1,242,875  1,452,824
                                       =========  =========

(E)     REALIGNMENT  COSTS:

During the second quarter 2001, the Company adopted a formal plan to reallocate and eliminate selected mid-level management and duplicate staff positions in the Company. In connection with the plan, a total of thirty-six employees were terminated and the Company incurred a non-recurring charge in the amount of $465,204 related to termination and severance benefits. At September 30, 2001, $414,476 was paid and $50,728 of the remaining accrued severance and termination benefits will be paid by December 31, 2001.

(F)     REVERSE  STOCK  SPLIT:

On June 28, 2001, the Company completed a one for three (1:3) reverse stock split with respect to its common stock. All common share information, included in the accompanying financial statements, has been retroactively adjusted to give effect to the reverse stock split.

(G)     PROPOSED  MERGER

On September 5, 2001, the Company entered into an Agreement and Plan of Merger with Cerner Corporation ("Cerner") and Cerner Holdings, Inc., a wholly-owned subsidiary of Cerner ("Cerner Holdings"), pursuant to which, among other things the Company, will be merged with and into Cerner Holdings, with Cerner Holdings as the surviving corporation. The Company has scheduled a special meeting of the shareholders for December 11, 2001 at which time the proposed merger agreement with Cerner Corporation will be submitted to those shareholders of record as of the close of business on November 5, 2001 for their approval (the "Record Date"). If approved by a majority of the Company's common shares outstanding on the Record Date, the merger transaction between the Company and Cerner is expected to close in the fourth quarter of the 2001 fiscal year Costs incurred AS OF September 30, 2001 for legal fees and fairness opinion fees relating to the proposed merger agreement with Cerner Corporation are $622,444. See Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2001, which exhibit is incorporated herein by reference, for a complete description of the terms and conditions of the proposed merger agreement.

Item 2. Management's discussion and analysis of financial condition and results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Dynamic is a provider of mission-critical healthcare information systems for clinical services departments and facilities throughout North America. Dynamic's product line includes a suite of image-, voice-, and web-enabled systems for anatomic pathology, radiology, and laboratory information management systems. Dynamic's services include implementation and training, product management and client software development.

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

     Cost of products sold includes the cost of hardware sold, costs of third party software licenses and hardware support subcontracts. Client service expense includes the direct and indirect costs associated with implementation and support personnel. Software development costs include the direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, reduced by capitalized software development costs. Software development costs are expensed until such time as technological feasibility is established and then are capitalized in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software amortization is separately stated. Sales and marketing costs include direct and indirect salaries, commissions, joint marketing costs, advertising, trade show costs, user group cost and travel and entertainment expenses related to the sale and marketing of Dynamic's products and services. General and administrative expenses include salaries and expenses for corporate administration, financial, legal and human resources.

     The sales cycle for Dynamic's systems is typically six to eighteen months from initial contact to contract signing. The product delivery cycle is variable. Based on the client's implementation plan, product delivery may take two or more years, particularly with enterprise-wide electronic healthcare record solutions involving significant and continuing client service requirements. Accordingly, the product delivery cycle depends upon the combination of products purchased and the implementation plan defined by the client in the master sales agreement. Each client contract is separately negotiated. The installation schedules for clinical information systems, or departmental electronic healthcare record implementations, typically require six to twelve months. Under its standard master sales agreement, Dynamic generally receives a partial payment upon execution of the agreement, a hardware installment payment upon delivery of hardware, installation progress payments upon the completion of defined milestones and final payment, which may vary with each contract.

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the financial condition of the Company at December 31, 2000 and September 30, 2001, and the results of operations for the three and nine months ended September 30, 2000 and 2001. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the company. Accordingly, this section should be read in conjunction with the financial statements and the related notes contained herein.

RESULTS  OF  OPERATIONS

The following table sets forth, for the three-month and nine-month periods ended September 2000 and 2001, certain items in the Company's statements of operations as a percentage of total operating revenues:



                                            THREE  MONTHS  ENDED   NINE  MONTHS ENDED
                                                SEPTEMBER  30,        SEPTEMBER  30,
                                                    2000    2001      2000   2001
                                                 --------  ------  -------  ------
Operating revenues:
   Computer system equipment sales and support.     5.0 %    3.1%    4.6 %    3.9%
   Application software licenses. . . . . . . .    27.4 %   25.2%   27.0 %   25.6%
   Software support . . . . . . . . . . . . . .    47.5 %   46.2%   45.6 %   46.1%
   Services and other . . . . . . . . . . . . .    20.1 %   25.5%   22.8 %   24.4%
                                                 --------  ------  -------  ------
      Total revenues. . . . . . . . . . . . . .   100.0 %  100.0%  100.0 %  100.0%
                                                 --------  ------  -------  ------

Operating expenses:
   Cost of products sold. . . . . . . . . . . .    10.3 %    7.8%    8.4 %    8.0%
    Software amortization . . . . . . . . . . .     5.6 %    4.5%    7.8 %    4.9%
   Client services expense. . . . . . . . . . .    40.0 %   31.7%   39.6 %   35.6%
   Software development costs . . . . . . . . .    21.5 %   15.2%   19.1 %   16.5%
   Sales and marketing costs. . . . . . . . . .    17.5 %   17.6%   17.2 %   20.1%
   General and administrative expense . . . . .    17.3 %   15.1%   15.7 %   17.0%
   Realignment costs. . . . . . . . . . . . . .    92.6 %      -%   29.8 %    2.4%
   Merger costs . . . . . . . . . . . . . . . .       --     9.2%       --    3.2%
                                                 --------  ------  -------  ------
      Total operating expenses. . . . . . . . .    204.8%  101.1%  137.6 %  107.7%
                                                 --------  ------  -------  ------

Operating income (loss) . . . . . . . . . . . .  (104.8)%  (1.1)%  (37.6)%  (7.7)%
Other income (expense). . . . . . . . . . . . .    (0.4)%  (0.2)%   (0.5)%  (0.4)%
                                                 --------  ------  -------  ------
Net earnings (loss) . . . . . . . . . . . . . .  (105.2)%  (1.3)%  (38.1)%  (8.1)%
                                                 ========  ======  =======  ======

RESULTS  OF  OPERATIONS

(THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000)

Revenues. During the quarter ended September 30, 2001 the Company's revenues were $6,788,000 an increase of $608,000 from revenues for the same period of 2000. Revenues from new system implementations increased principally due to supplemental service revenues not included under existing support contracts. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues increased by $412,000, reflecting this increase in new system implementations, while software support revenues increased modestly by $196,000.

Computer system equipment sales and support revenues decreased by $94,000 to 3.1% of total revenues for the third quarter of 2001, compared to 5.0% for the third quarter of 2000. Management attributes this decrease to the growing number of clients directly sourcing new system equipment.

Application software license revenue during the third quarter of 2001, increased modestly by $20,000 over the same period one year ago, from $1,693,000 to $1,713,000, and service and other revenues increased by $485,000 to $1,728,000 from $1,243,000. The increase in software license revenue and service and other revenues principally resulted from implementation of new contract work and an increase in the number of supplemental service contracts obtained during the quarter.

Software support revenues increased by $196,000 to $3,135,000 for the third quarter of 2001, compared to $2,938,000 for the same period one year ago as a result of extensions for the Company's CoPath and Radiology M based clients. As of September 30, 2001, the recurring annualized billable support base was $12.3 million as compared to 12.1 at September 30, 2000.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the third quarter of 2001 decreased to 7.8% from 10.3% for the same period in 2000. Hardware revenues during the third quarter of 2001 similarly decreased to 3.1% from 5.0% of total revenues for the third quarter 2000, directly decreasing third party hardware and support cost as a percent of revenue for the Company.

Software Amortization. Software amortization decreased during the third quarter of 2001 to $304,000 from $349,000 during the third quarter of 2000. During October 2000 the Company discontinued marketing of several products for strategic reasons and wrote-off the related capitalized software development costs. As a result of the product restructuring, overall recurring amortization for software was reduced while some software products have become fully amortized.

Client Services Expense. Client services expense for the third quarter of 2001 decreased $320,000 to $2,152,000 from $2,472,000 for the third quarter of 2000, decreasing as a percentage of sales from 40.0% to 31.7%. The Company previously reported a decrease in duplicative staffing and a reallocation of various resources in connection with the realignment plan completed in 2001. Product installation, delivery and support services were standardized along all product lines as the Company focuses on revenue generating functions.

Software Development Costs. Software development expense reported for the third quarter of 2001 decreased by $296,000 to $1,033,000 compared to $1,329,000 reported for the third quarter of 2000. This decrease reflects $486,000 in reduced and reallocated resources to various departments as a result of the realignment in April 2001 and other departmental decrease in costs of $309,000. These decreases were offset by a $499,000 reduction in capitalized software development costs. Although development efforts continue as part of the Company's overall strategy, these efforts related to the Company's e-Business initiatives and other projects were not capitalized since the development of the products have not yet reached technological feasibility.

Sales and Marketing. Sales and marketing costs for the third quarter of 2001 as a percentage of total revenues, increased to 17.6% from 17.5% for the same period of 2000. This represents an increase of $114,000 from $1,084,000 to $1,198,000 in sales and marketing expenses. This increase includes a $143,000 increase in sales commissions as a result of an increase in the relative sales bookings offset by a $29,000 decrease primarily due to reduced business travel post September 11, 2001.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2001 decreased by $38,000. This decreased expense includes a $233,000 decrease in direct salaries and wages as a result of the reduction in administrative personnel and management positions, and a net overall reduction of $27,000 in expense associated to telephone, rent and general business activities, offset by an increase of $222,000 for bad debt expense primarily related to one customer.

Merger Costs. During the three months ended September 30, 2001 the Company incurred $622,000 in legal fees and fees associated in obtaining a fairness opinion in connection with the proposed merger with Cerner Corporation dated September 5, 2001.

Other Income (Expense). The Company incurred $12,000 of net other expense for the third quarter of 2001 compared to $23,000 of net other expense reported for the third quarter of 2000. Net interest expense decreased by $44,000 principally due to the Company's ability to maintain zero borrowings under the line of credit during the third quarter of 2001.

(NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000)

Revenues. During the nine months ended September 30, 2001 the Company reported revenues of $19,340,000, an increase of $112,000 from revenues of $19,228,000 for the same period in 2000. Revenues from new system implementations declined slightly principally due to a general market slowdown caused by reduced capital procurement by healthcare providers in the first quarter of 2001. Combined revenues from computer system equipment sales, application software licenses, and services and other revenues declined by $38,000, reflecting this decrease in new system implementations, while software support revenues increased by $150,000.

Computer system equipment sales and support revenues decreased by $131,000 to 3.9% of total revenues for the nine month period ended 2001, compared to 4.6% for the nine months ended 2000. Management attributes the decrease to the clients' procurement of needed hardware directly from the manufacturer.

Application software license revenue during the nine months ended September 30, 2001 decreased by $238,000 over the same period one year ago, from $5,199,000 to $4,961,000, and while service and other revenues increased by $331,000 to $4,717,000 from $4,386,000. The decrease in software licenses revenue was primarily related to the reduction of new laboratory product sales while increases to service and other revenues principally resulted from the increased number of clients requiring billable service above existing support contracts.

Software support revenues modestly increased by $150,000 to $8,914,000 for the nine months ended September 30, 2001, compared to $8,764,000 for the same period one year ago. Management expects support revenues to continue to grow with the implementation of new systems. As of September 30, 2001, the recurring annualized billable support base was $12.3 million.

Cost of Products Sold. Cost of products sold as a percent of total revenues for the nine months ended September 30, 2001 decreased to 8.0% from 8.4% for the same period in 2000. Hardware and third party application software license revenues during the first nine months of 2001 similarly decreased to 29.5% from 31.6% of total revenues for the first nine months of 2000, due to the overall increase in the number of clients directly procuring equipment.

Client Services Expense. Client services expense for the nine months ended September 30, 2001 decreased $743,000 to $6,876,000 from $7,619,000 for the nine months ended September 30, 2000, decreasing as a percentage of sales from 39.6% to 35.6%. The Company previously reported a decrease in duplicative staffing and a reallocation of various resources in connection with the realignment plan completed in 2001. Product installation, delivery and support services were standardized along all product lines as the Company focuses on revenue generating functions.

Software Development Costs. Software development costs for the nine months ended September 30, 2001 decreased to 16.5% of total operating revenues from 19.1% incurred during the nine months ended September 30, 2000. The $478,000 decrease in software development expense reported for the nine months ended September 30, 2001 of $3,201,000, compared to $3,679,000 reported for the nine months ended September 30, 2000, reflects a $1,553,000 reduction in capitalized software development costs offset by other reductions in total software departmental costs of $2,031,000 through the reduction and reallocation of personnel to various departments. Although development efforts continue as part of the Company's overall strategy, the focus has been less on enhancements to existing product lines and more towards completion of the Company's e-Business initiatives. Cost incurred in connection with the Company's e-Business initiatives were not capitalized since the development of the products have not yet reached technological feasibility.

Sales and Marketing. Sales and marketing costs for the nine months ended September 30, 2001 as a percentage of total revenues, increased to 20.1% from 17.2% for the same period of 2000. This increase of $573,000 from $3,311,000 to $3,884,000 in sales and marketing expenses results principally from the increase of $460,000 in sales commissions paid as a result of an increase in the relative sales bookings during the first and second quarters. The remaining $113,000 increase is primarily due to increased marketing activity to promote the Company's new CoMed product and market awareness of existing products.

General and Administrative. General and Administrative expenses for the nine months ended September 30, 2001 increased $259,000 to $3,284,000 from $3,025,000 for the nine months ended September 30, 2000. The increase of $259,000 in expense is associated with direct increases in travel and entertainment, bad debt, legal, supplies, and the company's business activities specifically relating to compliance with NASDAQ.

Realignment Costs. During the second quarter 2001, the company adopted a formal plan to reallocate and eliminate selected mid-level management and supplicate staff positions in the Company. In connection with the plan, a total of thirty-six employees were terminated and the company incurred a non-recurring charge in the amount of $465,204 related to termination and severance benefits. At September 30, 2001 $414,725 was paid and $50,728 of the remaining accrued severance and termination benefits will be paid by December 31, 2001.

Merger Costs. During the three months ended September 30, 2001 the Company incurred $622,000 in legal fees and fees associated in obtaining a fairness opinion in connection with the proposed merger with Cerner Corporation dated September 5, 2001.

Other Income (expense). The Company incurred $76,000 of net other expense for the nine months ended September 30, 2001 compared to $85,000 of net other expense reported for the nine months ended September 30, 2000. The net decrease of $9,000 in other expense is principally due to a $15,000 decrease in other income and a reduction of $24,000 for loss on disposal of fixed assets.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of September 30, 2001 the Company had cash and cash equivalents of $2,160,503, availability under the line of credit of $2,500,000, and a working capital deficit of $18,000. In addition, the Company has experienced positive cash flow from operations for twelve consecutive quarters.

Accounts receivable as of September 30, 2001 increased by $174,000 from the balance on December 31, 2000, principally as a result of the increased activities for support renewals and increase in new system installations. Unbilled receivables increased by $14,000 due principally to the timing of billable milestones on implementations.

During the first nine month of fiscal year 2001 the Company capitalized $69,000 of software development costs and purchased $345,000 of additional property and equipment. Development efforts capitalized during the first three quarters of 2001 included enhancements to the Company's existing product line and the advancement of workflow integration with our CoPathPlus system. Property purchases were made primarily for office equipment at levels similar to the prior year with the exception of purchasing a new trade show booth.

Accounts payable and accrued expenses increased $93,000 to $3,154,000 as of September 30, 2001 from $3,061,000 as of December 31, 2000.

Deferred revenue as of September 30, 2001 increased by $247,000 to $6,176,000 from $5,929,000 reported as of December 31, 2000. The Company has a concentration of calendar year annual client support contracts with January 1 and July 1 start dates, which typically results in quarterly volatility to the deferred revenue balance.

Advanced billings as of September 30, 2001 increased by $1,259,000 to $2,456,000 from the 2000 year end balance of $1,197,000. The increase in sales bookings for the nine month period ended September 30, 2001 resulted in a higher level of client contract deposits received.

The Company's line of credit with Silicon Valley Bank was renegotiated on July 25, 2001 and expires in July 24, 2002. The new line of credit will provide for up to $2,500,000 of borrowings based on a maximum advanced ratio equal to 80% of qualified accounts receivable. Borrowings as of November 13, 2001 were $0. Future borrowing capacity is contingent on the Company's compliance with a minimum quick asset ratio (as defined) of 1.00 to 1.00. Due to the cyclical nature of the Company's operations, the Company faces the risk of non-compliance with the quick asset ratio requirement, which could result in the reduction or removal of the Company's available line of credit.

Management believes that existing cash and funds available under its existing line of credit, together with funds expected to be generated by operations will be sufficient to meet operating requirements. However, the Company's ability to meet its future working capital requirements is dependent on the Company's ability to continue to generate positive cash flow from operations and to have availability under its existing line of credit. The Company intends to continue to enhance its product and service offerings and to seek market expansion opportunities beyond the recent product releases. The Company believes that the realignment plan adopted in April 2001 to eliminate and reallocate resources will be accretive in future periods both in cash and operational savings.

The Company has incurred costs of $622,444 as of September 30, 2001 for legal and fairness opinion fees in connection with the proposed Merger Agreement with Cerner Corporation dated September 5, 2001. The Company expects to incur additional cost in connection with the merger agreement, but does not believe these costs will have a material effect on the Company's financial condition.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 41 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $558,393. Amortization expense during the nine -month period ended September 30, 2001 was $289,541. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

The Company's market risks associated with its line of credit borrowings outstanding is that the interest rate under the line of credit agreement is based on the prime rate plus (3.0%) (9.0% as of September 30, 2001). The line of credit agreement expires on July 14, 2002. Fair value of the line of credit as of September 30, 2001 was equal to its carrying value of $-0-.

                       PART II.          OTHER INFORMATION


Item  1.     Legal  Proceedings

             None

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

             None

Item  3.     Defaults  Upon  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders

             None

Item  5.     Other  Information

          On September 5, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cerner Corporation., a Delaware corporation ("Cerner"), and Cerner Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Cerner ("Cerner Holdings"), pursuant to which the Company will be merged with and into Cerner Holdings (the "Merger"). Concurrently with the execution of the Merger Agreement, on September 5, 2001, the Company entered into a Stock Option Agreement with Cerner (the "Stock Option Agreement") and certain of the Company's Series C Preferred Shareholders entered into a Shareholder Agreement ("Shareholder Agreement") with Cerner whereby they agreed to vote their preferred shares in favor of the Merger. For additional information regarding the terms and conditions of the Merger Agreement, the Stock Option Agreement, and the Shareholder Agreement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the
"Commission")  on  September  12,  2001  as referenced in Item 6(b) of this Form
10-Q.

Item  6.     Exhibits  and  Reports  on  Form  8-K

             (a)     Exhibits:

                     2.1  --  Agreement  and  Plan of Merger, dated September 5,
                              2001, by and among Cerner Corporation, Cerner Holdings, Inc., and Dynamic Healthcare Technologies, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on form 8-K filed with the Commission on September 12, 2001.

                     10.1 -- Stock Option Agreement, dated September 5, 2001, by and between Cerner Corporation and Dynamic Healthcare Technologies, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's
                              Current Report on form 8-K filed with the Commission on September 12, 2001.

                     10.2 -- Shareholder Agreement, dated September 5, 2001, by and between Cerner Corporation and certain holders of Series C Preferred Stock, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on form 8-K filed with the Commission on September 12, 2001.

           (b)     Reports

            A Current Report on Form 8-K was filed by the Company with the Commission on September 12, 2001 pursuant to Item 5 thereof to report the execution of a definitive Agreement and Plan of Merger, dated September 5, 2001, by and between the Company, Cerner, and Cerner Holdings, pursuant to which the Company will be merged with and into Cerner Holdings. The Company also reported on the Form 8-K the execution of the Stock Option Agreement and the Shareholder Agreement.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                        DYNAMIC  HEALTHCARE  TECHNOLOGIES,  INC.
                                        ----------------------------------------
                                        (Registrant)





Date:        November  14,  2001        /S/CHRISTOPHER  ASSIF
            --------------------        ---------------------
                                        Christopher  Assif
                                        Chief  Executive  Officer



Date:         November  14,  2001       /S/BRIAN  GRECO
             --------------------       ---------------
                                        Brian  Greco
                                        Vice  President of Finance and Secretary